Form 10QSB
period 2000-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2001-02-13
CIK 1126535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000


     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT
            For the transition period from ___________ to ___________


                         Commission file number 0-31955


                          QRS Music Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                               36-3683315
     --------------------------------     ---------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


                    2011 Seward Avenue, Naples, Florida 34109
                    -----------------------------------------
                    (Address of principal executive offices)


                               ( 941 ) 597 - 5888
                               ------------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes [ ]
                                                       No  [X]

Issuer has not been subject to filing requirements for the past 90 days.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,248,956


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                          QRS MUSIC TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets at December 31, 2000 and June 30, 2000               4

             Unaudited Statements of Income for the three months
             Ended December 31, 2000 and 1999                                    5

             Unaudited Statements of Income for the six months
             Ended December 31, 2000 and 1999                                    6

             Unaudited Statements of Cash Flows for six months
             Ended December 31, 2000 and 1999                                    7

             Notes to Condensed Financial Statements (unaudited)                 8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                          9

SIGNATURES                                                                      11


QRS MUSIC TECHNOLOGIES, INC.

  Quarterly Financial Statements

  December 31, 2000 and 1999

QRS Music Technologies, Inc.
Balance Sheets

                                                                                          Consolidated
                                                                                          -------------
                                                                         Dec. 31, 2000    June 30, 2000
                                                                         -------------    -------------
                                                                           Unaudited
                                                                         -------------
ASSETS

Current assets
    Cash                                                                  $ 1,195,685      $ 1,042,171
    Accounts receivable (net of allowance for doubtful
       accounts of $105,000 and 180,000 respectively,
       for December 31, and June 30, 2000)                                  2,828,769        3,046,118
    Inventories                                                             4,122,762        4,206,988
    Deferred Income Taxes                                                     195,000          200,000
    Prepaid expenses                                                           84,683            6,271
                                                                          -----------      -----------
                                                                            8,426,899        8,501,548

Property, plant and equipment                                               1,154,493        1,164,779

Other assets                                                                    8,005           84,961
                                                                          -----------      -----------
                                                                          $ 9,589,397      $ 9,751,288
                                                                          ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                     $   134,663      $   129,047
    Note payable - stockholder                                                424,000          488,000
    Accounts payable                                                          370,430          873,675
    Accrued expenses (including due to related party of $215,217 and
       $150,988, respectively, for December 31, and June 30, 2000)            304,637          446,047
    Financing agreements payable                                            1,011,749        1,364,411
    Income taxes payable                                                      361,659          240,000
                                                                          -----------      -----------
                                                                            2,607,138        3,541,180
                                                                          -----------      -----------
Other liabilities
    Long-term debt                                                            942,306        1,039,647
    Deferred income taxes                                                      15,500            5,000
                                                                          -----------      -----------
                                                                              957,806        1,044,647
                                                                          -----------      -----------
Commitments and contingencies

Stockholders' equity
Series A preferred stock, voting, $ .01 par value, 2,000,000 authorized, 534,925 shares issued and outstanding at
    December 31, and June 30, 2000, liquidation value of
    $2,717,749 and $2,653,288, respectively, at December 31
    and June 30, 2000.                                                          5,349            5,349
Common stock, voting, $ .01 par value, 40,000,000 shares
    authorized, 9,248,956 shares issued at December 31
    and June 30, 2000.                                                         92,490           92,490
Additional paid-in capital                                                  5,631,245        5,631,245
Retained Earnings (Accumulated deficit)                                       295,369         (563,623)
                                                                          -----------      -----------
                                                                            6,024,453        5,165,461
                                                                          -----------      -----------
                                                                          $ 9,589,397      $ 9,751,288
                                                                          ===========      ===========

See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Income
Three months Ended December 31, 2000 and 1999

                                                             2000              1999
                                                          -----------      -----------
Net sales                                                 $ 4,914,944      $ 4,561,916
Cost of sales                                               2,906,167        3,354,883
                                                          -----------      -----------
Gross profit                                                2,008,777        1,207,033
                                                          -----------      -----------
Operating expenses
    Selling, general and administrative                       754,859          443,063
    Research and development                                   48,842            9,839
                                                          -----------      -----------
                                                              803,701          452,902
                                                          -----------      -----------
Income from operations                                      1,205,076          754,131
                                                          -----------      -----------
Interest expense                                               23,950           26,801
                                                          -----------      -----------
Income before income taxes                                  1,181,126          727,330
                                                          -----------      -----------
Income taxes
    Federal tax expense                                       354,337          218,199
    State tax expense                                         118,112           72,733
    Deferred income taxes                                           0         (195,000)
                                                          -----------      -----------
                                                              472,449           95,932
                                                          -----------      -----------
Net income                                                $   708,677      $   631,398
                                                          ===========      ===========
Earnings per common share
    Basic
        Net income                                        $      0.07      $      0.06
                                                          ===========      ===========
    Assuming dilution
        Net income                                        $      0.07      $      0.06
                                                          ===========      ===========
Weighted average number of common shares outstanding
    Basic                                                   9,248,956        9,248,956
                                                          ===========      ===========
    Assuming dilution                                       9,783,881        9,783,881
                                                          ===========      ===========


See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Income
Six Months Ended December 31, 2000 and 1999

                                                             2000              1999
                                                          -----------      -----------
Net sales                                                 $ 8,463,474      $ 7,015,999
Cost of sales                                               5,505,444        5,066,142
                                                          -----------      -----------
Gross profit                                                2,958,030        1,949,857
                                                          -----------      -----------
Operating expenses
    Selling, general and administrative                     1,375,488          955,326
    Research and development                                   93,513           21,106
                                                          -----------      -----------
                                                            1,469,001          976,432
                                                          -----------      -----------
Income from operations                                      1,489,029          973,425
                                                          -----------      -----------
Interest expense                                               57,378           73,456
                                                          -----------      -----------
Income before income taxes                                  1,431,651          899,969
                                                          -----------      -----------
Income taxes
    Federal tax expense                                       429,495          269,992
    State tax expense                                         143,164           89,996
    Deferred income taxes                                           0         (195,000)
                                                          -----------      -----------
                                                              572,659          164,988
                                                          -----------      -----------
Net income                                                $   858,992      $   734,981
                                                          ===========      ===========
Earnings per common share
    Basic
        Net income                                        $      0.09      $      0.07
                                                          ===========      ===========
    Assuming dilution
        Net income                                        $      0.08      $      0.07
                                                          ===========      ===========
Weighted average number of common shares outstanding
    Basic                                                   9,248,956        9,248,956
                                                          ===========      ===========
    Assuming dilution                                       9,783,881        9,783,881
                                                          ===========      ===========

See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Cash Flows
Six months Ended December 31, 2000 and 1999

                                                                2000              1999
                                                             -----------       -----------
Operating activities
    Net income                                               $   858,992       $   734,981
    Depreciation and amortization                                 50,000            47,000
    Allowance for doubtful accounts                              (75,000)         (243,256)
    Deferred tax expense                                          15,500          (195,000)
    Changes in Accounts receivable                               (60,312)         (996,587)
        Inventories                                               84,226           418,401
        Prepaid expenses and other assets                         (1,456)          (78,045)
        Accounts payable                                        (503,247)          123,803
        Accrued expenses                                        (141,410)          164,988
        Income taxes payable                                     121,659           (47,027)
                                                             -----------       -----------
    Net cash used in operating activities                        348,952           226,096
                                                             -----------       -----------
Investing activities
    Acquisitions of property and equipment                       (39,713)          (99,215)
                                                             -----------       -----------
    Net cash used in investing activities                        (39,713)          (99,215)
                                                             -----------       -----------
Financing activities
    Proceeds from note payable - stockholder                     (64,000)          100,000
    Repayments of long-term debt                                 (91,725)          (38,374)
                                                             -----------       -----------
    Net cash provided by (used in) financing activities         (155,725)           61,626
                                                             -----------       -----------
Decrease in cash                                                 153,514           188,507
Cash
    Beginning of period                                        1,042,171           512,102
                                                             -----------       -----------
    End of period                                            $ 1,195,685       $   700,609
                                                             ===========       ===========
Supplemental disclosure of cash flow information
    Interest paid                                            $    33,428       $    46,655
                                                             ===========       ===========
    Income taxes paid                                        $   275,000       $   222,500
                                                             ===========       ===========


See accompanying notes.

QRS Music Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)


NOTE 1    Unaudited Interim Financial Statements

     Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see Notes to Consolidated Financial Statements contained in QRS Music Technologies, Inc. and Subsidiary (the "Company") Annual Report on Form 10-SB for the year ended June 30, 2000.

     In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.


NOTE 2    Subsidiary

     During the six month period ended December 31, 2000 the Company's wholly owned subsidiary was merged into its parent in a tax free merger.

NOTE 3    Inventories

     Inventories at December 31, 2000:

                                        December 31, 2000
                                        -----------------
                                           Unaudited
                                           ---------
      Raw materials                       $ 2,160,812
      Work-in-process                         337,478
      Finished goods                        1,712,917
                                          -----------
                                            4,211,207
      Valuation reserve                       (88,445)
                                          -----------
                                          $ 4,122,762
                                          ===========


NOTE 4    Dividends in arrears

     Dividends in arrears on the Series A preferred stock amount to $577,719 at December 31, 2000, which includes an unpaid dividend of $64,191 which was payable as of December 31, 2000.

NOTE 5    Common stock warrants

     All of the company's outstanding common stock warrants expired during the six month period ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

     Certain statements in this Form 10-SB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to Registrant.

GENERAL.

     The Registrant's fiscal year ends each June 30, and the fiscal years ended June 30, 2001, June 30, 2000 are referred to as " fiscal 2001", "fiscal 2000", respectively.

     Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999.

     SALES. Total sales increased 7.7% from $4.5 million in the second three months of fiscal 2000 to $4.9 million in the second three months of fiscal 2001. Increased sales of Pianomation systems accounted for the largest portion of the overall increase, improving approximately $340,000 over the same period in the prior year. The improved Pianomation sales were the result of Registrant's continued acceptance in the marketplace.

     COSTS AND EXPENSES. Total cost of sales decreased 13.3 % from $3.3 million in the second three months of fiscal 2000 to $2.9 million in the second three months of fiscal 2001. As a percentage of sales, cost of sales decreased 14.4 percentage points from 73.5% in the second quarter of fiscal 2000 to 59.1% in the second quarter of fiscal 2001. The decrease results from increased retail sales in the two showrooms, and the reduction of component costs associated with the Pianomation system.

     Selling, general and administrative expenses ("S,G&A") increased 70.2% from $443,000 in fiscal 2000 to $754,000 million in fiscal 2001. The increase was a result of the operation of a sales facility in Las Vegas, NV and a showroom in Naples, FL that were not operational in the second quarter of 2000. Research and development expenses increased from $9,000 in the second three months of fiscal 2000 to $48,000 in the second three months of fiscal 2001 due to Registrant's continuing development of several new products after December 1999 which were mostly product enhancements and additions to its Pianomation system.

     INTEREST EXPENSE, NET. Net interest expense decreased 10.6% from $26,000 in the second three months of fiscal 2000 to $23,000 in the second three months of fiscal 2001.

     PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at a rate of 30% and 10% during the second quarter of fiscal 2001 and fiscal 2000, respectively .

LIQUIDITY AND CAPITAL RESOURCES.

     The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

     Registrant's cash and cash equivalents were $1.1 million and $700,000 at December 31, 2000 and 1999, respectively. Fiscal 2001 earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $510,000 to $1.5 million from $1.0 million in fiscal 2000. The increase relates directly to greater sales in fiscal 2001 along with the benefit of having a fixed nature attributable to many of the Registrant's expenses.

     The Registrant has a note payable to a lending institution due May 2002 with a balloon payment of approximately $919,000 payable at that time (see Note 4 to the Consolidated Financial Statements). Registrant intends to refinance this note prior to the due date and has had favorable informal conversations with the lending institution suggesting that refinancing the note is likely.

     Registrant believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. There are no major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations. Registrant's management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect Registrant's ability to operate and grow as planned.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QRS Music Technologies, Inc.


                                       Date  2/13/01
                                           ------------------------------

                                       /s/ Ann Jones
                                       ----------------------------------
                                       Ann Jones, Chief Financial Officer