Form 10QSB
period 2001-03-31
QRS MUSIC TECHNOLOGIES INC
filed 2001-05-11
CIK 1126535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the quarterly period ended MARCH 31, 2001

/ / TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT
            For the transition period from ___________ to ___________


                         Commission file number 0-31955


                          QRS MUSIC TECHNOLOGIES, INC.
                   -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                          36-3683315
    ---------------------                             --------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                    2011 SEWARD AVENUE, NAPLES, FLORIDA 34109
                   ------------------------------------------
                    (Address of principal executive offices)

                               ( 941 ) 597 - 5888
                         ---------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes /X/
                                                              No  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,248,956


Transitional Small Business Disclosure Format (Check One):  Yes  / /  No  /X/

                          QRS MUSIC TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I - FINANCIAL INFORMATION


     Item 1.       Financial Statements

                   Balance Sheet at March 31, 2001 and June 30, 2000                        4

                   Unaudited Statements of Income for the three months
                   Ended March 31, 2001 and 2000                                            5

                   Unaudited Statements of Income for the nine months
                   Ended March 31, 2001 and 2000                                            6

                   Unaudited Statements of Cash Flows for six months
                   Ended March 31, 2001 and 2000                                            7

                   Notes to Condensed Financial Statements (unaudited)                      8

     Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.                                               9

SIGNATURES                                                                                 11


QRS Music Technologies, Inc.


 Quarterly Financial Statements


 March 31, 2001 and 2000

QRS Music Technologies, Inc.
Balance Sheets


                                                                                                    CONSOLIDATED

                                                                                 MAR. 31, 2001      JUNE 30, 2000
                                                                                 -------------      -------------
                                                                                   UNAUDITED
ASSETS
Current assets
    Cash                                                                           $ 1,207,819    $ 1,042,171
    Accounts receivable (net of allowance for doubtful accounts of $150,000 and
      180,000 respectively, for March 31, 2001 and  June 30, 2000)                   1,754,398      1,681,707
    Inventories                                                                      4,746,142      4,206,988
    Deferred Income Taxes                                                              230,000        235,000
    Prepaid expenses                                                                    58,082          6,271
                                                                                   -----------    -----------
                                                                                     7,996,441      7,172,137
Property, plant and equipment                                                        1,144,356      1,164,779
Other assets                                                                             8,486         84,961
                                                                                   -----------    -----------
                                                                                   $ 9,149,283    $ 8,421,877
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                              $   134,663    $   129,047
    Note payable - stockholder                                                         374,000        488,000
    Accounts payable                                                                   194,818        873,675
    Accrued expenses (including due to related party of $350,827
      and $210,988, respectively, for March 31, 2001 and June 30, 2000)                591,412        446,047
    Income taxes payable                                                               615,556        240,000
                                                                                   -----------    -----------
                                                                                     1,910,449      2,176,769
                                                                                   -----------    -----------
Other liabilities
    Long-term debt                                                                     909,236      1,039,647
    Deferred income taxes                                                               15,500          5,000
                                                                                   -----------    -----------
                                                                                       924,736      1,044,647
                                                                                   -----------    -----------
Commitments and contingencies                                                             --             --
Stockholders' equity
    Series A preferred stock, voting, $ .01 par value, 2,000,000 authorized,
      534,925 shares issued and outstanding at December 31, and June 30, 2000, liquidation value of $2,749,845 and
      $2,653,288, respectively, at March 31, 2001 and June 30, 2000                      5,349          5,349
    Common stock, voting, $ .01 par value, 40,000,000 shares
      authorized, 9,248,956 shares issued at March 31, 2001 and
      June 30, 2000                                                                     92,490         92,490
    Additional paid-in capital                                                       5,631,245      5,631,245
    Retained Earnings (Accumulated deficit)                                            585,014       (618,623)
                                                                                   -----------    -----------
                                                                                     6,314,098      5,110,461
                                                                                   -----------    -----------
                                                                                   $ 9,149,283    $ 8,421,877
                                                                                   ===========    ===========

See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Income
Three months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                          2001           2000
                                                      -----------     -----------
Net sales                                             $ 3,060,746     $ 3,195,609
Cost of sales                                           1,611,345       2,459,030
                                                      -----------     -----------
Gross profit                                            1,449,401         736,579
                                                      -----------     -----------
    Selling, general and administrative                   663,901         467,394
    Research and development                              121,539         263,393
                                                      -----------     -----------
                                                          785,440         730,787
                                                      -----------     -----------
Income from operations                                    663,961           5,792
                                                      -----------     -----------
Interest expense                                           35,419          46,228
                                                      -----------     -----------
Income before income taxes                                628,542         (40,436)
                                                      -----------     -----------
Income taxes
    Federal tax expense                                   190,423               0
    State tax expense                                      63,474               0
    Deferred income taxes                                       0               0
                                                      -----------     -----------
                                                          253,897               0
                                                      -----------     -----------
Net income (Loss)                                     $   374,645     $   (40,436)
Less preferred stock dividends                            (32,096)        (32,096)
                                                      -----------     -----------
Income available to common stockholders               $   342,549     $   (72,532)
                                                      ===========     ===========
Net income per common share
    Basic                                             $      0.04     $     (0.01)
                                                      ===========     ===========
    Assuming dilution                                 $      0.04     $     (0.01)
                                                      ===========     ===========
Shares used in computing per share amounts
    Basic                                               9,248,956       9,248,956
                                                      ===========     ===========
    Assuming dilution                                   9,248,956       9,248,956
                                                      ===========     ===========


See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Income
Nine Months Ended March 31, 2001 and 2000.
-------------------------------------------------------------------------------


                                                          2001              2000
                                                      ------------     ------------
Net sales                                             $ 11,524,220     $ 10,211,608
Cost of sales                                            7,116,789        7,525,172
                                                      ------------     ------------
Gross profit                                             4,407,431        2,686,436
                                                      ------------     ------------
Operating expenses
    Selling, general and administrative                  2,069,389        1,422,720
    Research and development                               215,052          284,499
                                                      ------------     ------------
                                                         2,284,441        1,707,219
                                                      ------------     ------------
Income from operations                                   2,122,990          979,217
                                                      ------------     ------------
Interest expense                                            92,797          119,684
                                                      ------------     ------------
Income before income taxes                               2,030,193          859,533
                                                      ------------     ------------
Income taxes
    Federal tax expense                                    619,918          269,992
    State tax expense                                      206,638           89,996
    Deferred income taxes                                        0         (195,000)
                                                      ------------     ------------
                                                           826,556          164,988
                                                      ------------     ------------
Net income (Loss)                                     $  1,203,637     $    694,545
Less preferred stock dividends                             (96,288)         (96,288)
                                                      ------------     ------------
Income available to common stock holders
Net income per common share                           $  1,107,349     $    598,257
                                                      ============     ============
    Basic                                             $       0.12     $       0.06
                                                      ============     ============
    Assuming dilution                                 $       0.12     $       0.06
                                                      ============     ============
Shares used in computing per share amounts
    Basic                                                9,248,956        9,248,956
                                                      ============     ============
    Assuming dilution                                    9,248,956        9,248,956
                                                      ============     ============


See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Cash Flows
Nine months Ended March 31, 2001 and 2001
--------------------------------------------------------------------------------


                                                                       2001            2000
                                                                   -----------     -----------
Operating activities
    Net income                                                     $ 1,203,637     $   734,981
    Depreciation and amortization                                       75,000          47,000
    Allowance for doubtful accounts                                    (30,000)       (243,256)
    Deferred tax expense                                                15,500        (195,000)
    Changes in Accounts receivable                                     (42,691)       (996,587)
        Inventories                                                   (539,151)        418,401
        Prepaid expenses and other assets                              (51,811)        (78,045)
        Accounts payable                                              (593,377)        123,803
        Accrued expenses                                                46,355         164,988
        Income taxes payable                                           375,556         (47,027)
                                                                   -----------     -----------
    Net cash used in operating activities                              459,018         226,096
                                                                   -----------     -----------
Investing activities
    Acquisitions of property and equipment                             (54,575)        (99,215)
                                                                   -----------     -----------
    Net cash used in investing activities                              (54,575)        (99,215)
                                                                   -----------     -----------
Financing activities
    Proceeds from note payable - stockholder                          (114,000)        100,000
    Repayments of long-term debt                                      (124,795)        (38,374)
                                                                   -----------     -----------
    Net cash provided by (used in) financing activities               (238,795)         61,626
                                                                   -----------     -----------
Decrease in cash                                                       165,648         188,507
Cash
    Beginning of period                                              1,042,171         512,102
                                                                   -----------     -----------
    End of period                                                  $ 1,207,819     $   700,609
    Income taxes paid                                              ===========     ===========

Supplemental disclosure of cash flow information
    Interest paid                                                  $    48,250     $    46,655
    Income taxes paid                                              ===========     ===========
                                                                   $   311,202     $   222,500
                                                                   ===========     ===========


See accompanying notes.

QRS Music Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
------------------------------------------------------------------------------


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


Note 2         Subsidiary

    During the nine month period ended March 31, 2001 the Company's wholly owned subsidiary was merged into its parent in a tax free merger.


Note 3          Inventories

    Inventories at March 31, 2001:


                                              Unaudited
                                             -----------
Raw materials                                $ 2,517,103

Work-in-process                                  397,028
Finished goods                                 1,930,003
                                             -----------
                                               4,844,134
Valuation reserve                                (97,992)
                                             -----------

                                             $ 4,746,142
                                             ===========



Note 4         Dividends in arrears

    Dividends in arrears on the Series A preferred stock amount to $609,815 at March 31, 2001.


Note 5         Common stock warrants

   All of the company's outstanding common stock warrants expired during the nine month period ended March 31, 2001.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

         SALES. Total sales decreased 4.2% from $3.2 million in the third three months of fiscal 2000 to $3.0 million in the third three months of fiscal 2001. Decreased sales of Pianomation systems accounted for the largest portion of the overall decrease, falling approximately $130,000 over the same period in the prior year. The slower Pianomation sales were the result of decreased orders by 2 of the OEM accounts, who are experiencing high inventory levels, and lower sales.

         COSTS AND EXPENSES. Total cost of sales decreased 34.4 % from $2.5 million in the third three months of fiscal 2000 to $1.6 million in the third three months of fiscal 2001. As a percentage of sales, cost of sales decreased
24.3 percentage points from 76.9% in the third quarter of fiscal 2000 to 52.6% in the third quarter of fiscal 2001. The decrease results from increased retail sales in the two showrooms, and the reduction of component costs associated with the Pianomation system.

         Selling, general and administrative expenses ("S,G&A") increased 41.7% from $467,000 in fiscal 2000 to $664,000 in fiscal 2001. The increase was a result of the operation of a sales facility in Las Vegas, NV and a showroom in Naples, FL that were not operational in the third quarter of 2000. Research and development expenses decreased from $263,393 in the third three months of fiscal 2000 to $121,539 in the third three months of fiscal 2001 due to Registrant's completed development of several new products in December 2000 which were mostly product enhancements and additions to its Pianomation system.

         INTEREST EXPENSE, NET. Net interest expense decreased 23.4% from $46,000 in the third three months of fiscal 2000 to $35,000 in the third three months of fiscal 2001.

         PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at a rate of 30% and 10% during the third quarter of fiscal 2001 and fiscal 2000, respectively .

LIQUIDITY AND CAPITAL RESOURCES.

         The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

         Registrant's cash and cash equivalents were $1.2 million and $1.0 million at March 31, 2001 and 2000, respectively. Fiscal 2001 earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $670,000 to $695,000 from $25,000 in fiscal 2000. The increase relates directly to the better cost of sales achieved.

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

                                          QRS MUSIC TECHNOLOGIES, INC.


                                         Date  5/10/2001

                                         /s/ Ann Jones
                                         ----------------------------------
                                         Ann Jones, Chief Financial Officer