Form 10QSB/A
period 2000-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2001-05-15
CIK 1126535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                 AMENDMENT NO. 1

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 31, 2000


[]      TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to ___________

                         Commission file number 0-31955


                          QRS MUSIC TECHNOLOGIES, INC.
          ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                     36-3683315
      ------------------                           --------------------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                    2011 SEWARD AVENUE, NAPLES, FLORIDA 34109
         ------------------------------------------------------------
                    (Address of principal executive offices)

                                (941) 597 - 5888
                               -------------------
                           (Issuer's telephone number)

         ------------------------------------------------------------
           (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [ X ]
                                                              No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,248,956


Transitional Small Business Disclosure Format (Check One):  Yes  [  ]  No [ X ]

                          QRS MUSIC TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


PART I - FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Balance Sheet at December 31, 2000 and 1999                    4

                           Unaudited Statements of Income for the three months
                           Ended December 31, 2000 and 1999                               5

                           Unaudited Statements of Income for the six months
                           Ended December 31, 2000 and 1999                               6

                           Unaudited Statements of Cash Flows for six months
                           Ended December 31, 2000 and 1999                               7

                           Notes to Condensed Financial Statements (unaudited)            8

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.                                     9


SIGNATURES                                                                               11


QRS MUSIC TECHNOLOGIES, INC.

Quarterly Financial Statements

December 31, 2000 and 1999

(REVISED)






See accompanying notes.

QRS Music Technologies, Inc.
BALANCE SHEETS  (REVISED)
--------------------------------------------------------------------------------

                                                                            CONSOLIDATED
                                                        DEC. 31, 2000       JUNE 30, 2000
                                                       --------------       --------------
                                                         UNAUDITED
ASSETS

Current assets
    Cash                                               $    1,195,685       $    1,042,171
    Accounts receivable (net of allowance
      for doubtful accounts of $105,000 and
      180,000 respectively, for December 31,
      and June 30, 2000)                                    1,817,020            1,681,707
    Inventories                                             4,122,762            4,206,988
    Deferred Income Taxes                                     230,000              235,000
    Prepaid expenses                                           84,683                6,271
                                                       --------------       --------------
                                                            7,450,150            7,172,137

Property, plant and equipment                               1,154,493            1,164,779

Other assets                                                    8,005               84,961
                                                       --------------       --------------
                                                       $    8,612,648       $    8,421,877
                                                       ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                  $      134,663       $      129,047
    Note payable - stockholder                                424,000              488,000
    Accounts payable                                          370,430              873,675
    Accrued expenses (including due to
       related party of $305,217 and
       $210,988, respectively, for
       December 31, and June 30, 2000)                        424,637              536,047
    Income taxes payable                                      361,659              240,000
                                                       --------------       --------------
                                                            1,715,389            2,266,769
                                                       --------------       --------------
Other liabilities
    Long-term debt                                            942,306            1,039,647
    Deferred income taxes                                      15,500                5,000
                                                       --------------       --------------

Commitments and contingencies                                 957,806            1,044,647
                                                       --------------       --------------
Stockholders' equity
    Series A preferred stock, voting,
      $ .01 par value, 2,000,000 authorized,
      534,925 shares issued and outstanding
      at December 31, and June 30, 2000,
      liquidation value of $2,717,749 and
      $2,653,288, respectively, at December 31
      and June 30, 2000.                                        5,349                5,349
    Common stock, voting, $ .01 par value,
      40,000,000 shares authorized,
      9,248,956 shares issued at
      December 31 and June 30, 2000.                           92,490               92,490
    Additional paid-in capital                              5,631,245            5,631,245
    Retained Earnings (Accumulated deficit)                   210,369             (618,623)
                                                       --------------       --------------
                                                            5,939,453            5,110,461
                                                       --------------       --------------
                                                       $    8,612,648       $    8,421,877
                                                       ==============       ==============

See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Income
Three months Ended December 31, 2000 and 1999
-------------------------------------------------------------------------------

                           (REVISED)

                                                     2000                 1999
                                              ------------------   ------------------
Net sales                                          $  4,914,944         $  4,561,916

Cost of sales                                         2,906,167            3,354,883
                                              ------------------   ------------------

Gross profit                                          2,008,777            1,207,033
                                              ------------------   ------------------
Operating expenses
    Selling, general and administrative                 769,859              443,063
    Research and development                             48,842                9,839
                                              ------------------   ------------------
                                                        818,701              452,902
                                              ------------------   ------------------
Income from operations                                1,190,076              754,131
                                              ------------------   ------------------
Interest expense                                         23,950               26,801
                                              ------------------   ------------------
Income before income taxes                            1,166,126              727,330
                                              ------------------   ------------------
Income taxes
    Federal tax expense                                 354,337              218,199
    State tax expense                                   118,112               72,733
    Deferred income taxes                                     0             (195,000)
                                              ------------------   ------------------
                                                        472,449               95,932
                                              ------------------   ------------------
Net income                                         $    693,677         $    631,398

Less preferred stock dividends                          (32,096)             (32,096)
                                              ------------------   ------------------
Income available to common stockholders            $    661,581         $    599,302
                                              ==================   ==================
Net income per common share

    Basic                                          $       0.07         $       0.06
                                              ==================   ==================

    Assuming dilution                              $       0.07         $       0.06
                                              ==================   ==================
Shares used in computing per share amounts

    Basic                                             9,248,956            9,248,956
                                              ==================   ==================

    Assuming dilution                                 9,248,956            9,248,956
                                              ==================   ==================

See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Income
Six Months Ended December 31, 2000 and 1999
-----------------------------------------------------------------------------

                    (REVISED)

                                                      2000                 1999
                                               ------------------   ------------------
Net sales                                           $  8,463,474         $  7,015,999

Cost of sales                                          5,505,444            5,066,142
                                               ------------------   ------------------

Gross profit                                           2,958,030            1,949,857
                                               ------------------   ------------------
Operating expenses
    Selling, general and administrative                1,405,488              955,326
    Research and development                              93,513               21,106
                                               ------------------   ------------------
                                                       1,499,001              976,432
                                               ------------------   ------------------
Income from operations                                 1,459,029              973,425
                                               ------------------   ------------------
Interest expense                                          57,378               73,456
                                               ------------------   ------------------
Income before income taxes                             1,401,651              899,969
                                               ------------------   ------------------
Income taxes
    Federal tax expense                                  429,495              269,992
    State tax expense                                    143,164               89,996
    Deferred income taxes                                      0             (195,000)
                                               ------------------   ------------------
                                                         572,659              164,988
                                               ------------------   ------------------
Net income                                          $    828,992         $    734,981

Less preferred stock dividends                           (64,192)             (64,192)
                                               ------------------   ------------------
Income available to common stockholders             $    764,800         $    670,789
                                               ==================   ==================
Net income per common share

    Basic                                           $       0.08         $       0.07
                                               ==================   ==================

    Assuming dilution                               $       0.08         $       0.07
                                               ==================   ==================


Shares used in computing per share amounts

    Basic                                              9,248,956            9,248,956
                                               ==================   ==================

    Assuming dilution                                  9,248,956            9,248,956
                                               ==================   ==================

See accompanying notes.

QRS Music Technologies, Inc.
Unaudited Statements of Cash Flows
Six months Ended December 31, 2000 and 1999
-------------------------------------------------------------------------------

                           (REVISED)

                                                                   2000                 1999
                                                            ------------------   ------------------
Operating activities
    Net income                                                 $      828,992       $      734,981
    Depreciation and amortization                                      50,000               47,000
    Allowance for doubtful accounts                                   (75,000)            (243,256)
    Deferred tax expense                                               15,500             (195,000)
    Changes in Accounts receivable                                    (60,312)            (996,587)
        Inventories                                                    84,226              418,401
        Prepaid expenses and other assets                              (1,456)             (78,045)
        Accounts payable                                             (503,247)             123,803
        Accrued expenses                                             (111,410)             164,988
        Income taxes payable                                          121,659              (47,027)
                                                            ------------------   ------------------
    Net cash used in operating activities                             348,952              226,096
                                                            ------------------   ------------------
Investing activities
    Acquisitions of property and equipment                            (39,713)             (99,215)
                                                            ------------------   ------------------
    Net cash used in investing activities                             (39,713)             (99,215)
                                                            ------------------   ------------------
Financing activities
    Proceeds from note payable - stockholder                          (64,000)             100,000
    Repayments of long-term debt                                      (91,725)             (38,374)
                                                            ------------------   ------------------
    Net cash provided by (used in) financing activities              (155,725)              61,626
                                                            ------------------   ------------------
Decrease in cash                                                      153,514              188,507

Cash
    Beginning of period                                             1,042,171              512,102
                                                            ------------------   ------------------
    End of period                                              $    1,195,685       $      700,609
                                                            ==================   ==================
Supplemental disclosure of cash flow information
    Interest paid                                              $       33,428       $       46,655
                                                            ==================   ==================
    Income taxes paid                                          $      275,000       $      222,500
                                                            ==================   ==================

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

NOTE 2          Subsidiary

    During the six month period ended December 31, 2000 the Company's wholly owned subsidiary was merged into its parent in a tax free merger.

NOTE 3          Inventories

    Inventories at December 31, 2000:

         Raw Materials                 $     2,160,812
         Work-in-process                       337,478
         Finished goods                      1,712,917
                                       ---------------
                                             4,211,207
         Valuation reserve                    (88,445)
                                       ---------------
                                             4,122,762
                                       ===============

NOTE 4          Dividends in arrears

    Dividends in arrears on the Series A preferred stock amount to $577,719 at December 31, 2000.

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

         Selling, general and administrative expenses ("S,G&A") increased 73.7% from $443,000 in fiscal 2000 to $769,859 million in fiscal 2001. The increase was a result of the operation of a sales facility in Las Vegas, NV and a showroom in Naples, FL that were not operational in the second quarter of 2000. Research and development expenses increased from $9,000 in the second three months of fiscal 2000 to $48,000 in the second three months of fiscal 2001 due to Registrant's continuing development of several new products after December 1999 which were mostly product enhancements and additions to its Pianomation system.

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

                                           QRS MUSIC TECHNOLOGIES, INC.

                                           Date  5/10/01
                                                ------------------------------

                                           /s/ Ann Jones
                                           -----------------------------------
                                           Ann Jones, Chief Financial Officer