Form 10KSB40
period 2001-06-30
QRS MUSIC TECHNOLOGIES INC
filed 2001-09-24
CIK 1126535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER: 0-31955


                          QRS Music Technologies, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                 36-3683315
    ------------------------------                  -------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


         2011 Seward Avenue, Naples, Florida                 34109
  ------------------------------------------------     -----------------
      (Address of principal executive offices)             (Zip Code)

Issuer's telephone number  (941) 597 - 5888
                           --------------------------------


Securities registered under Section 12(b) of the Exchange Act:

                                        None
                              -----------------------

Securities registered under Section 12(g) of the Exchange Act:

                                                Common, $0.01 par value
                                            ----------------------------------
                                                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $13,587,962.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid ($1.02) and closing asked ($1.45) price of such common equity, as of June 30, 2001 was $3,864,410.

The number of shares outstanding of the issuer's common stock as of June 30, 2001 was 9,248,956.

Transitional Small Business Disclosure Format (Check one): Yes ___; No _X_

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         QRS Music Technologies, Inc. ("Registrant") is a Delaware Corporation which was formed in January, 1990. During fiscal year ended June 30, 2001, Registrant's primary lines of business were manufacture and sale of Pianomation(R) Music Instrument Digital Interface ("MIDI"), manufacture and sale of Story & Clark pianos, sale of MIDI CDs and floppy disks and manufacture and sale of music rolls for player pianos. Registrant's corporate offices and Pianomation(R) development facilities and showroom are located in Naples, Florida. Registrant has a warehouse, piano restoration and showroom facility in Las Vegas, Nevada, piano manufacturing and Pianomation(R) assembly and showroom facilities in Seneca, Pennsylvania, and a piano roll manufacturing and warehouse facility and software development facility in Buffalo, New York. See "Financial Statements" for financial information. During the fiscal year ended June 30, 2001 the Company's wholly owned subsidiary was merged into its parent in a tax free merger.

 PIANOMATION(R)

         The Pianomation(R) MIDI System is a Musical Instrument Digital Interface equipped playback system for acoustic and digital pianos. Pianomation(R), which is Registrant's flagship product, automates Registrant's own line of Story & Clark pianos, and can be retrofitted by independent installers into virtually any brand of piano. Several major piano manufacturers, including Baldwin Piano & Organ Co, Samick Music Corporation and Young Chang Pianos, have selected Pianomation(R) as an OEM choice for factory installation in new instruments.

         The Pianomation(R) product consists of an electronic processor and a mechanical assembly which drives solenoid actuators. The processor receives MIDI signals from a MIDI master controller such as a CD player, disk drive or personal computer. The signals received from the master controller are processed by the Pianomation(R) processor which in turn causes the mechanical solenoid actuators to "play" the piano's keys. The MIDI signal contains, and the Pianomation(R) processor transmits, the information necessary to control the duration of each note and the level of expression and foot pedal operation. The Pianomation(R) system is unique as it is the only system currently available which not only controls the mechanical operation of a piano but synchronizes the MIDI signal with a separate track containing an audio music signal and stores both tracks in analog format on a CD. This allows the Pianomation(R) system to enhance the piano performance with a vocalist, symphony orchestra or other recorded music.

         The ease of installation and minimal service requirements of the Pianomation(R) system and the proprietary software which allows the conversion of a digital signal into analog format are principal features. A unique low profile solenoid rail actuates the keys, and can be easily regulated to the touch of the host piano to a high degree of sensitivity. In fact, Pianomation(R) can actually play at volume levels below the capabilities of the human pianist for the ultimate in background music. The sustain pedal is operated by a specially designed solenoid, or can be simulated by the system's exclusive "Magic Pedal" feature.

         Pianomation's(R) flexibility and open-ended architecture allow a wide range of use and flexibility for all current and future playback formats. With QRS CDs, Pianomation(R) can play unobtrusively with solo piano music or with concert-quality performances that include audio accompaniment; with QRS videos, Pianomation(R) can be used for group sing-alongs or karaoke; with QRS floppies, Pianomation(R) can drive a general MIDI system for the MIDI enthusiast; and, with various computer programs, it can serve the working musician as a MIDI slave, interacting on a sophisticated level with all manner of MIDI equipment. Registrant also sells the Playola System of portable piano automation. Unlike the Pianomation(R) System which requires installation by a trained technician, the Playola system consists of only two components which can be easily placed on and removed from a piano by a user. Playola is also MIDI compatible.

PIANOMATION(R) MANUFACTURER

         The components of the Pianomation(R) MIDI System and Playola system are manufactured for Registrant by a number of different suppliers. With the exception of a number of small pieces, Registrant has located more than one supplier for each component. It maintains an inventory of components which it believes would be sufficient to continue its business if the single source vendor of small pieces should cease to adequately supply ordered parts. Registrant assembles some of the Pianomation(R) System and Playola components in its Pennsylvania facility. In large part, the Pianomation(R) System is shipped in kit form for installation by a technician into an acoustic piano. Registrant believes there to be ample sources and quantities of raw materials for the manufacture of all components.

PIANOMATION(R) DISTRIBUTION

         Registrant distributes the Pianomation(R) system as an option on its Story & Clark pianos, through approximately 250 independent piano retailers and independent piano technicians who install the system on pianos initially sold by the retailer or as a retrofit on pianos owned by customers. Registrant also distributes through OEM sales to large piano manufacturers such as Baldwin Piano and Organ Co., Young Chang Pianos and Samick Music Corporation and other distributors who private label the system. Playola is distributed though the same network of independent piano retailers.

STORY & CLARK PIANOS

         Registrant manufactures, imports and sells pianos under the Story & Clark trademark. The Story & Clark line includes reproducing player pianos, grand pianos, console and studio pianos, nickelodeons, custom leaded glass panel pianos, roll players, and various piano accessories such as piano benches and lamps. The term player piano is used to describe any acoustic piano that has been modified to play itself. A nickelodeon is a piano that plays itself, and has additional instruments (such as drums, xylophone, castanets, etc.) that are mounted on or near the piano and are also played by the same solenoid system. In 1997, Story & Clark introduced the Hampton Grand Piano which is an art-case piano. An art case piano is a piano with a body other than the traditional bent rim frame used on a majority of pianos made. The Hampton utilizes a yacht tail design where four pieces of wood are joined to form the frame. A traditional piano takes 1 piece of wood and bends it into the curved shape. For fiscal year ended June 30, 2001 and June 30, 2000 Hampton piano sales represented 2.9 % of total overall sales, and 2.29% of overall sales respectively.

         All Story & Clark pianos, including imported pianos, are thoroughly serviced and prepared by factory piano technicians prior to sale. All Story & Clark pianos are pre-slotted to allow for easy later installation of the Pianomation(R) system. Registrant also sells its pianos under the Hobart M. Cable trademark.

PIANO MANUFACTURE

         With the exception of its Prelude and Cambridge lines, all Story & Clark pianos are manufactured at Registrant's 46,000 square foot facility in Seneca, Pennsylvania. The Prelude and Cambridge lines are imported from the Peoples Republic of China. Registrant believes that there is an adequate supply of all materials used to build its pianos in Pennsylvania. Registrant also believes there are other sources of imported pianos if current supply were interrupted.

         The name Story & Clark is used on pianos that are manufactured at Registrant's US facility. Specifically the Hampton, Console, Studio, Classic, Nickelodeon and Roll Player pianos. The Prelude name is used for pianos imported from the Dongbei Piano Company, of the People's Republic of China, and the Cambridge name is used on pianos imported from the Beijing Piano, of the People's Republic of China. For fiscal year ended June 30, 2001 and June 30, 2000 combined Cambridge and Prelude sales represented 8.39% and 8% of overall sales respectively.

PIANO DISTRIBUTION

         Registrant distributes its pianos through a network of approximately 125 to 175 independent piano stores in the following states: Alabama (3); Arizona (4); California (9); Colorado (9); Connecticut (3); Delaware (3); Florida (11); Georgia (3); Iowa (1); Illinois (6); Indiana (6); Kansas (1); Kentucky (7); Louisiana (3); Massachusetts (4); Maryland (4); Minnesota (6); Missouri (2); Mississippi (2); North Carolina (3); North Dakota (1); Nebraska
(2); New Hampshire (1); New Jersey (4); Nevada (1); New York (10); Ohio (10); Oklahoma (2); Oregon (5); Pennsylvania (19); South Carolina (2); Tennessee (4); Texas (5); Utah (4); Virginia (2); Vermont (1); Washington (2); Wisconsin (5); Wyoming (1).

         The Registrant may enter into an agreement with a financing company when the dealer (purchaser) desires to finance his purchases. For the year ended June 30, 2001, approximately 12.1% of the Registrant sales were subject to these financing agreements. Under these agreements, the entire sale is financed. Total amount of material cost incurred by the Registrant due to repurchasing of repossessed merchandise amounted to $27,540 for the year ended June 30, 2001. For Fiscal 2001, Registrant began retailing its pianos through its own showrooms in Naples and Las Vegas.

PLAYER PIANO ROLLS

         Registrant is the only major manufacturer in the world of paper player piano rolls. Registrant has master recording data for over 5,000 music titles for player piano rolls and maintains an inventory of over 50,000 music rolls at its Buffalo facility. Registrant contracts with copyright owners for nonexclusive rights to produce various musical selections and then with artists who actually perform the musical selection. Registrant has master rolls representing the only player piano performance of Liberace and one of only a few of the performances of Scott Joplin, Fats Waller, George Gershwin and other famous pianists. Celebrity performances are recorded on a specially equipped piano called a marking piano. Each key on the marking piano is connected pneumatically to a metal stylus on unit sitting next to the piano. There is a blank roll of piano roll paper that passes over a drum equipped with a piece of carbon paper. As a key is depressed on the piano, the metal stylus descends against the piano roll paper, and a carbon mark is made on the underside of the paper. As long as the key is depressed, the stylus stays down. Once the key is released, the stylus raises. Once the performance is complete, the roll with the carbon marks is taken out, and the carbon lines are cut out with an exacto knife. This becomes the pattern for the piano rolls that will be mass-produced. Celebrity performances are recorded on the marking piano because it requires no knowledge of player piano roll arranging by the performer. The artist is only required to sit at the piano and play as they normally would. Upon completion of the performance there is a pattern of the exact performance that can then be reproduced in the form of a perforated piano roll. When the completed roll is played on a customer's piano, the original artist's performance will be duplicated exactly. For fiscal year ended June 30, 2001 and 2000 player piano roll sales represented 3.47% and 4.37% of total overall sales respectively. Non-celebrity performances are done on a digital keyboard or computer. All raw materials for the rolls are readily available from multiple sources. Registrant also sells player piano accessories.

ROLL DISTRIBUTION.

         Player piano rolls and player piano accessories are primarily sold though mail order catalog. Registrant maintains a mailing list of over 88,000 qualified buyers. Registrant also sells player piano rolls and accessories on its internet web site and through approximately 70 independent dealers.

MIDI CDS AND FLOPPY DISKS

         Registrant has an inventory of 2050 musical data files in MIDI format which it sells in CD and floppy disk format and as downloads on its internet web site. The CDs are primarily used for electronic player devices such as Pianomation(R). The floppy disks and web downloads can be used on digital keyboards, computers and any other MIDI sequencer. Total CD and floppy sales for fiscal year ended June 30, 2001 and 2000 were 6.97% and 6.15% of total overall sales respectively.

COMPETITION

         Pianomation(R) has two major competitors, Yamaha Music and PianoDisc. The Yamaha Disklavier system is only available as a factory installed option on Yamaha pianos. The PianoDisc system is retrofitable. Principal competitive factors are reliability, features, system flexibility and ease of installation. Registrant believes it competes well as a result of the reliability of its system, ease of installation, and the ability to store live recorded background music including vocals as well as piano signal on one CD.

         Story & Clark competes with very large (Baldwin Piano and Organ, Steinway Pianos, Samick Pianos, Young Chang Pianos, and Kawai Music) and small piano manufacturers and has a very small portion of the market. Principal competitive factors are distribution channels, trademark and price. While it is one of only a handful of domestic piano manufacturers, Registrant competes by filling niche markets including player pianos and nickelodeons rather than competing in the mass distribution market for standard home-use and commercial-use pianos. Baldwin Piano and Organ has filed for protection under the bankruptcy laws of the United States. It is unknown how this will affect competition.

         New player rolls are sold by only one other company (Mastertouch Piano Rolls) which does not market to the United States. Used player piano rolls are sold by numerous individuals.

PIANOMATION AND OTHER PIANO SALES

         For fiscal year ended June 30, 2001 perforated paper roll players represented 7.52% of our piano sales, and for fiscal year ended June 30, 2000 they represented 6.64%. For fiscal year ended June 30, 2001 and 2000, nickelodeons represented 5.15% and 4.53% of piano sales respectively. Total piano sales for fiscal year ended June 30, 2001 and 2000 represented 21.44% and 19.97% of total overall sales respectively. Sales of Pianomation systems and hardware products for fiscal year ended June 30, 2001 and 2000 represented 63.54% and 62.87% of overall sales respectively. Approximately 1.45% of Story & Clark pianos sold were retrofitted with the Pianomation(R) system in fiscal year 2001 and approximately 2.1% in fiscal year 2000.

EMPLOYEES

         Registrant employs 46 full-time employees and 3 part-time employees.

PATENTS TRADEMARKS AND LICENSES

         Registrant has 3 United States Trademark registrations: Registration No. 658,518 (QRS logo), Registration No. 2,190,286 (QRS), and Registration No. 2,227,035 (Pianomation).

ITEM 2. DESCRIPTION OF PROPERTY.

         Registrant owns a 24,000 square foot building in Buffalo, New York which is used for piano roll manufacture and warehouse, a 46,000 building in Seneca Pennsylvania which is used as a piano manufacturing and warehouse facility, and a 17,000 square foot building in Seneca Pennsylvania which is used for Pianomation(R) System assembly and warehouse. Registrant leases from its President and largest shareholder, 4,000 square feet of office and warehouse space in Naples, Florida. The Naples location is Registrant's principal corporate office. Registrant leases from an unrelated party an additional 1,500 square feet of showroom space in Naples, Florida. Registrant leases from its President and largest shareholder approximately 6,000 square feet of showroom and warehouse space in Las Vegas, Nevada. The terms of the office space arrangements for Las Vegas are comparable to similar spaces available on the open market.

         The principle provisions of those leases are as follows:

Location                      Base Rent Per Month        Date of Lease        Expiration
--------                      -------------------        -------------        ----------

Offices and Warehouse                  $2,000            01/01/1993           12/31/2012
         Naples, Florida

Showroom                               $  834            04/01/2000           04/01/2020
         Naples, Florida

Showroom and Warehouse                 $6,250            04/01/2000            month-to-
         Las Vegas, Nevada                                                     month


ITEM 3. LEGAL PROCEEDINGS.

      On October 16, 2000, Family Music Centers, Inc and Burgett, Inc (d/b/a Pianodisc) brought an action in District Court, Clark County, Nevada against Registrant, Richard Dolan and a former employee of Registrant. The Plaintiffs allege that Registrant and the other Defendants have engaged in wrongful conduct associated with the employment of a former employee of a competitor, misuse of information in the possession of that employee, copyright infringement by that employee and other associated claims. On October 17, 2000, the Plaintiffs obtained a Temporary Restraining Order prohibiting the Defendants from possessing or using certain confidential customer records or music software known as PianoDisc and a prejudgement writ of attachment directing the Defendants to deliver all copies of that software to Plaintiffs. The Defendants have filed an answer and counterclaims in the matter. The litigation is in an early pre-discovery phase and Registrant makes no prediction of its outcome. Registrant intends to vigorously defend the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On August 6, 2001 the Company's common stock began quotation on the OTCBB under the symbol QRSM. Prior to that time, the Company's common stock was quoted on the Electronic Pink Sheets. The high and low bids of Registrant's common stock for each quarter during fiscal years ended June 30, 2001, and 2000 are as follows:

     Fiscal Year Ended June 30, 2000:        High Bid Price    Low Bid Price
                                             --------------    -------------
                                             $                 $
                  First Quarter                      2 1/2           1 1/2
                  Second Quarter                     1 3/4             1/2
                  Third Quarter                      1 1/4             5/8
                  Fourth Quarter                     1 3/16          1 1/2

     Fiscal Year Ended June 30, 2001:

                  First Quarter                      1.70             1.01
                  Second Quarter                     1.50            .5625
                  Third Quarter                      3.25              .57
                  Fourth Quarter                     3.00             1.02

         Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

         The records of American Registrar and Transfer Co., Registrant's transfer agent, indicate that there are 143 registered owners of Registrant's common stock as of June 30, 2001.

         Registrant has paid no dividends in the past three fiscal years. Registrant has no intention of paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

         Certain statements in this Form 10-KSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of the September 11, 2001 terrorist attack on New York City and Washington, D.C. including effects on international and domestic transportation of goods, the state of the economy; the financial condition of major OEM's such as Baldwin Piano and Organ and Young Chang
Pianos; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital;
labor and employee benefit costs; changes in government regulations; and other factors particular to Registrant.

         The Registrant's fiscal year ends each June 30, and the fiscal years ended June 30, 2001, June 30, 2000 are referred to as "fiscal 2001" and "fiscal 2000", respectively.

         Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.

FISCAL 2001 COMPARED TO FISCAL 2000.

         SALES. Total sales decreased 1.00% from $13.72 million in fiscal 2000 to $13.58 million in fiscal 2001. Pianomation sales increased overall by $80,000. The lower than expected growth was a result of the financial difficulties being experienced by two of the piano manufacturers that distribute the system. For the first two quarters of fiscal year 2001 both manufacturers were purchasing units at a rate well above their fiscal 2000 levels, and for the last two quarters purchased very few units. Young Chang Pianos, USA, one of the two OEM accounts with decreased sales has experienced a decrease in overall sales due to the current decline in piano purchases. Sales of pianos decreased by $216,000 in fiscal 2001. Although sales of pianos in the two factory owned showrooms continued to improve the overall sales of pianos, the sale of pianos to the established dealer network was down considerably. Overall, the piano industry experienced a significant decrease in sales starting in January of 2001. The overall decline in purchases can be attributed to the overall decline in the economy, and the reluctance of the public to spend money on relatively large purchases.

         COSTS AND EXPENSES. Total cost of sales decreased 12.45% from $10.2 million in fiscal 2000 to $9.07 million in fiscal 2001. As a percentage of sales, cost of sales decreased 7.62 percentage points from 74.4% in fiscal 2000 to 66.78% in fiscal 2001. The decrease is a result of the continued improvements in the cost of the components for the Pianomation units, the higher profit margins on pianos sold in our two retail stores vs. the pianos sold to our dealer network, and the shift in the mix of piano sales from those pianos produced domestically to those imported from overseas. The imported pianos carry a higher profit margin.

         Selling, general and administrative expenses ("S,G&A") increased 33.3% from $2.0 million in fiscal 2000 to $3.0 million in fiscal 2001. The increased expenses are related to the additional expense of operating the two retail stores, several bonuses paid in the fourth quarter and a write off taken in the fourth quarter for the outstanding debt of Baldwin Piano and Organ. On May 31, 2001 Baldwin filed for Chapter 11 bankruptcy protection, which resulted in the write off of $373,000 of outstanding receivables. Registrant believes that while there will be an initial loss of sales as a result of the financial difficulty of Baldwin, but that overall sales will not be effected. Registrant believes the retail dealer market is aware that they can purchase product from Registrant, and will begin to do so. Research and development expenses decreased 20.4% from $341,000 in fiscal 2000 to $283,000 in fiscal 2001 due to approaching completion of two projects relating to product enhancements for the Pianomation system.

         INTEREST EXPENSE, NET. Net interest expense decreased 6.8% from $137,000 in fiscal 2000 to $128,000 in fiscal 2001. Registrant received $200,000 as proceeds from borrowings during fiscal 2001 from its major shareholder.

         PROVISION FOR INCOME TAXES. Registrant's effective tax rate for fiscal 2000 and fiscal 2001 was 20.5% and 37.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

         The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

         Registrant's cash and cash equivalents were $750,000 and $1.0 million at June 30, 2001 and 2000, respectively. Fiscal 2001 earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $110,575 to $1,299,131 from $1,188,556 in fiscal 2000. Registrant's cash and cash equivalent decreased for year ended June, 30, 2001 vs. the year ended June 30, 2000 as a result of the decreased sales. The accounts receivable for fiscal year ended June 30, 2001 were lower than fiscal year ended June 30, 2000 due to decreased orders in the last two quarters.

         The Registrant has a note payable to a lending institution due May 2002 with a balloon payment of approximately $919,000 payable at that time (see Note 4 to the Financial Statements). Registrant intends to refinance this note prior to the due date and has had favorable informal conversations with the lending institution suggesting that refinancing the note is likely.

         Registrant believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. There are no major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations. Except as stated above, Registrant's management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect Registrant's ability to operate and grow as planned.

Item 7. Financial Statements.

QRS MUSIC TECHNOLOGIES INC.

FINANCIAL STATEMENTS

JUNE 30, 2001 AND 2000

QRS MUSIC TECHNOLOGIES INC.
TABLE OF CONTENTS
JUNE 30, 2001 AND 2000

                                                                           Page
INDEPENDENT AUDITORS' REPORT                                                14

FINANCIAL STATEMENTS

     Balance Sheets                                                         15

     Statements of Income                                                   16

     Statements of Changes in Stockholders' Equity                          17

     Statements of Cash Flows                                               18

     Notes to Financial Statements                                         19-23

INDEPENDENT AUDITORS' REPORT

Board of Directors of

QRS Music Technologies Inc.

We have audited the accompanying balance sheets of QRS Music Technologies Inc. as of June 30, 2001 and 2000, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QRS Music Technologies Inc. as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Chicago, Illinois
August 22, 2001

QRS MUSIC TECHNOLOGIES INC.
BALANCE SHEETS
JUNE 30, 2001 AND 2000

                                                                  2001                2000
                                                               -----------         -----------
ASSETS

Current assets
     Cash                                                      $   753,457         $ 1,042,171
     Accounts receivable (net of allowance for
       doubtful accounts of $202,000 and $180,000,
       respectively, as of June 30, 2001 and 2000)               1,204,425           1,681,707
     Inventories                                                 4,809,940           4,206,988
     Deferred income taxes                                         375,000             235,000
     Prepaid expenses                                              137,742               6,271
                                                               -----------         -----------
                                                                 7,280,564           7,172,137

Property, plant and equipment                                    1,107,648           1,164,779

Other assets                                                        47,361              84,961
                                                               -----------         -----------
                                                               $ 8,435,573         $ 8,421,877
                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                         $   980,337         $   129,047
     Note payable - stockholder                                    374,000             488,000
     Accounts payable                                              559,315             873,675
     Accrued expenses (including due to related
       parties of $320,000 and $210,988, respectively,
       as of June 30, 2001 and 2000)                               598,609             536,047
     Income taxes payable                                          160,000             240,000
                                                               -----------         -----------
                                                                 2,672,261           2,266,769
                                                               -----------         -----------
Other liabilities
     Long-term debt                                                                  1,039,647
     Deferred income taxes                                                               5,000
                                                               -----------         -----------
                                                                        --           1,044,647
                                                               -----------         -----------
Commitments and contingencies

Stockholders' equity
     Series A preferred stock, voting, $.01 par value,
       2,000,000 shares authorized, 534,925 shares
       issued and outstanding in 2001 and 2000,
       liquidation value of $2,781,610 and $2,653,228,
       respectively, as of June 30, 2001 and 2000                    5,349               5,349
     Class A common stock, voting, $.01 par value,
       40,000,000 shares authorized, 9,248,956 shares
       issued and outstanding in 2001 and 2000                      92,490              92,490
     Additional paid-in capital                                  5,631,245           5,631,245
     Retained earnings (deficit)                                    34,228            (618,623)
                                                               -----------         -----------
                                                                 5,763,312           5,110,461
                                                               -----------         -----------
                                                               $ 8,435,573         $ 8,421,877
                                                               ===========         ===========

See accompanying notes.

QRS MUSIC TECHNOLOGIES INC.
STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2001 AND 2000

                                                                   2001                 2000
                                                               ------------          ------------
Net sales                                                      $ 13,587,962          $ 13,724,006

Cost of sales                                                     9,074,840            10,204,618
                                                               ------------          ------------
GROSS PROFIT                                                      4,513,122             3,519,388
                                                               ------------          ------------
Operating expenses
     Selling, general and administrative                          3,063,997             2,108,790
     Research and development                                       283,037               340,804
                                                               ------------          ------------
                                                                  3,347,034             2,449,594
                                                               ------------          ------------
INCOME FROM OPERATIONS                                            1,166,088             1,069,794

Interest expense                                                    128,035               136,842
                                                               ------------          ------------
INCOME BEFORE INCOME TAXES                                        1,038,053               932,952
                                                               ------------          ------------
Income tax expense
     Federal                                                        493,202               317,871
     State                                                           37,000               103,477
     Deferred                                                      (145,000)             (230,000)
                                                               ------------          ------------
                                                                    385,202               191,348
                                                               ------------          ------------
NET INCOME                                                          652,851               741,604

Less current year preferred stock dividends in arrears             (128,382)             (128,382)
                                                               ------------          ------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS                        $    524,469          $    613,222
                                                               ============          ============
NET INCOME PER COMMON SHARE
     Basic                                                     $       0.06          $       0.07
                                                               ============          ============
     Assuming dilution                                         $       0.06          $       0.07
                                                               ============          ============
SHARES USED IN COMPUTING PER SHARE AMOUNTS
     Basic                                                        9,248,956             9,248,956
                                                               ============          ============
     Assuming dilution                                            9,248,956             9,248,956
                                                               ============          ============

See accompanying notes.

QRS Music Technologies Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001 AND 2000

                           Series A Preferred Stock           Common Stock
                          --------------------------    --------------------------     Additional     Retained           Total
                           Number of                     Number of                      Paid-In       Earnings       Stockholders'
                            Shares         Amount          Shares        Amount         Capital       (Deficit)         Equity
                          -----------    -----------    -----------    -----------    -----------    -----------     ------------
Balance, July 1, 1999         534,925    $     5,349      9,248,956    $    92,490    $ 5,631,245    $(1,360,227)    $ 4,368,857
Net income                                                                                               741,604         741,604
                          -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance, June 30, 2000        534,925          5,349      9,248,956         92,490      5,631,245       (618,623)      5,110,461
Net income                                                                                               652,851         652,851
                          -----------    -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, JUNE 30, 2001        534,925    $     5,349      9,248,956    $    92,490    $ 5,631,245    $    34,228     $ 5,763,312
                          ===========    ===========    ===========    ===========    ===========    ===========     ===========


See accompanying notes.

QRS MUSIC TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001 AND 2000

                                                              2001                 2000
                                                           -----------          -----------
OPERATING ACTIVITIES
     Net income                                            $   652,851          $   741,604
     Depreciation and amortization                             131,045              116,763
     Allowance for doubtful accounts                            22,000             (325,256)
     Reserve for repurchased pianos                             20,000
     Reserve for returns                                        60,000               30,000
     Deferred tax expense                                     (145,000)            (230,000)
     Changes in
         Accounts receivable                                   455,282             (771,195)
         Inventories                                          (602,952)             211,407
         Prepaid expenses and other current assets            (131,471)             281,448
         Other assets                                           37,600
         Accounts payable                                     (314,360)             523,705
         Accrued expenses                                      (17,438)             269,234
         Income taxes payable                                  (80,000)              67,027
                                                           -----------          -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                  87,557              914,737
                                                           -----------          -----------
INVESTING ACTIVITIES
     Acquisitions of property and equipment                    (73,914)            (267,858)
                                                           -----------          -----------
     NET CASH USED IN INVESTING ACTIVITIES                     (73,914)            (267,858)
                                                           -----------          -----------
FINANCING ACTIVITIES
     Repayments of note payable - stockholder                 (114,000)
     Repayments of long-term debt                             (188,357)            (116,810)
                                                           -----------          -----------
     NET CASH USED IN FINANCING ACTIVITIES                    (302,357)            (116,810)
                                                           -----------          -----------
INCREASE (DECREASE) IN CASH                                   (288,714)             530,069

CASH
     Beginning of year                                       1,042,171              512,102
                                                           -----------          -----------
     END OF YEAR                                           $   753,457          $ 1,042,171
                                                           ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                         $   182,023          $   107,562
                                                           ===========          ===========
     Income taxes paid                                     $   345,202          $   354,321
                                                           ===========          ===========

See accompanying notes.

QRS MUSIC TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001 AND 2000


NOTE 1    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS--QRS Music Technologies, Inc. (the "Company") is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. The Company sells its products to dealers and end-users, predominantly in the United States. During the year ended June 30, 2001 the Company's wholly owned subsidiary was merged into its parent in a tax free merger.

The Company has divisions in Buffalo, New York; Seneca, Pennsylvania; Naples, Florida; and Las Vegas, Nevada.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION--The Company recognizes sales when products are shipped. The Company may, at times, arrange financing of customers' purchases through commercial financing companies. These arrangements generally require the Company to repurchase pianos financed and repossessed by the commercial financing companies. The purchase price is typically the total unpaid balance owed to the finance companies plus reasonable expenses.

Pianos purchased from the finance companies are recorded into inventory on the same basis as the company records purchases of pianos from independent piano suppliers.

CASH--At June 30, 2001 and 2000, the Company had deposits at two commercial banks. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits may from time to time exceed federally insured limits.

INVENTORIES--Inventories are valued at the lower of cost or market under the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are valued at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charge to income as incurred. Expenditures that materially extend the useful lives of assets are capitalized.

ADVERTISING--The Company expenses advertising as the costs are incurred. Advertising expense was $220,000 and $15,000 for the years ended June 30, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT--The Company expenses research and development as the costs are incurred.

DEFERRED INCOME TAXES--Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax basis of assets and liabilities.

QRS MUSIC TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001 AND 2000


NOTE 1    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

EARNINGS PER SHARE--The Company computes basic earnings per share under Financial Accounting Standard (FAS) No. 128, "Earnings per Share." Net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to convertible preferred stock.

The computation of basic and diluted EPS was as follows:

                                                                 2001                 2000
                                                              -----------          -----------
          Numerator
              Net income                                      $   652,851          $   741,604
              Preferred stock dividends                          (128,382)            (128,382)
                                                              -----------          -----------
          Basic EPS
              Income available to common stockholders         $   524,469          $   613,222
                                                              ===========          ===========
          Denominator
              Basic and dilutive income per share -
                weighted average shares outstanding             9,248,956            9,248,956
                                                              ===========          ===========
          Basic net income per share                          $      0.06          $      0.07
                                                              ===========          ===========
          Diluted net income per share                        $      0.06          $      0.07
                                                              ===========          ===========

In 2001 and 2000, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, and short-term debt approximate their fair values because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value based upon market prices for the same or similar instruments.

NOTE 2    INVENTORIES

Inventories at June 30, 2001 and 2000 consist of:

                                       2001                 2000
                                    -----------          -----------
          Raw materials             $ 3,220,594          $ 2,170,984
          Work-in-process                39,546              496,292
          Finished goods              1,668,543            1,648,157
                                    -----------          -----------
                                      4,928,683            4,315,433
          Valuation reserve            (118,743)            (108,445)
                                    -----------          -----------
                                    $ 4,809,940          $ 4,206,988
                                    ===========          ===========

QRS MUSIC TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001 AND 2000


NOTE 3    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2001 and 2000 consist of:

                                                                                           Depreciable
                                                     2001                 2000                Lives
                                                  -----------          -----------         -----------
Land and buildings                                $   874,983          $   874,983            10-39
Leasehold improvements                                455,614              455,614            10-20
Machinery and equipment                               674,038              667,579             5-7
Office equipment                                      276,029              220,375             5-7
Vehicles                                              101,092               89,292              5
                                                  -----------          -----------
                                                    2,381,756            2,307,843
Accumulated depreciation and amortization          (1,274,108)          (1,143,064)
                                                  -----------          -----------
Net book value                                    $ 1,107,648          $ 1,164,779
                                                  ===========          ===========

Depreciation and amortization expense amounted to $131,045 and $116,763 for the years ended June 30, 2001 and 2000, respectively.

NOTE 4    LONG-TERM DEBT

Long-term debt at June 30, 2001 and 2000 consists of:

                                                          2001                 2000
                                                       -----------          -----------
Note payable - lending institution - payable
  in monthly installments of $18,638 including
  interest at 8.55%, due May 2002, secured by
   all assets of the Company                           $   980,337          $ 1,168,694
Current portion                                           (980,337)            (129,047)
                                                       -----------          -----------
                                                       $        --          $ 1,039,647
                                                       ===========          ===========

NOTE 5    COMMITMENTS

The Company is contingently liable under its third party financing agreements, arranged for its customers, in the amounts of $1,590,000 and $1,364,000, respectively, at June 30, 2001 and 2000. The total pianos repurchased by the Company under these commitments amounted to $27,540 and $58,345, respectively, for the years ended June 30, 2001 and 2000. A reserve for returns of $90,000 and $30,000 at June 30, 2001 and 2000, respectively, are included in accrued expenses in the accompanying balance sheets.

QRS MUSIC TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001 AND 2000


NOTE 6    RELATED-PARTY TRANSACTIONS

The Company leases property from its major stockholder under a 20-year operating lease which expires December 2012. Annual lease payments are $24,000. On April 1, 2000, the Company entered into an additional rental agreement with the same stockholder. The lease is on a month-to-month basis for $6,250 per month. Unpaid rent totaling $97,000 at June 30, 2000, is included in accrued expenses in the accompanying balance sheet.

On August 27, 1998, the Company borrowed $488,000 from its major stockholder, of which $114,000 was repaid to the stockholder during the year ended June 30, 2001. This amount is due on demand and bears interest at the rate of 6 percent. Interest expense incurred for the years ended June 30, 2001 and 2000 was $26,199 and $29,280, respectively. Unpaid interest totaling $53,988 at June 30, 2000, is included in accrued expenses in the accompanying balance sheet.

Unpaid salaries totaling $320,000 and $60,000 to various officer/stockholders at June 30, 2001 and 2000, respectively, are included in accrued expenses in the accompanying balance sheets.


NOTE 7    STOCKHOLDERS' EQUITY

Each share of the Series A Preferred Stock is convertible into one share of common stock. Cumulative dividends (when declared) on the Series A Preferred Stock will be paid at a rate of 6 percent per annum of the original liquidation value on June 30 and December 31. The preferred liquidation amount is $4 per share. The holders of the preferred shares are entitled to one vote per share with respect to all matters submitted to a vote of the Company's stockholders. Dividends in arrears on the Series A Preferred Stock amounted to $641,910 and $513,528, respectively, at June 30, 2001 and 2000.

The Company has issued the following common stock warrants:

                              Exercise               Exercise
           Number              Price                  Period
          --------            --------              -----------
          285,714             $6/share              10/96-09/00
          100,000*            $3/share              07/98-06/03

*These warrants are exercisable only if the 285,714 warrants are exercised. All of the above warrants have expired unexercised.

QRS MUSIC TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 8    INCOME TAXES

The components of the net deferred tax assets as of June 30, 2001 and 2000 are as follows:

                                                    2001              2000
                                                  ---------         ---------
Deferred tax assets
    Bad debt allowance                            $ 180,000         $  57,000
    Variation of inventories between tax
      and financial reporting purposes               88,000            75,000
    Other accruals                                  107,000           103,000
                                                  ---------         ---------
                                                    375,000           235,000
Deferred tax liability
    Variation of depreciation between tax
      and financial reporting purposes                   --            (5,000)
                                                  ---------         ---------
                                                  $ 375,000         $ 230,000
                                                  =========         =========

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

                                               2001                2000
                                             ---------          ---------
Computed income tax expense at
  federal statutory rate                     $ 341,000          $ 313,000
Income tax expense at state rates
  (net of federal income tax effect)            36,000             68,000
Reversal of prior year deferred tax
  valuation allowance                                            (160,000)
Other                                            8,202            (29,652)
                                             ---------          ---------
                                             $ 385,202          $ 191,348
                                             =========          =========

NOTE 9    LITIGATION

The Company is a defendant in certain litigation arising from its normal operations. The litigation is in an early pre-discovery phase and management makes no prediction of its outcome but intends to vigorously defend the action.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         DIRECTORS AND OFFICERS. The Directors and Executive Officers of Registrant and the positions held by each of them are as follows. All directors serve until Registrant's next annual meeting of shareholders.


                                    Serving as          Position
                                    Director of         Held With
         Name               Age   Registrant Since    the Registrant
         ----               ---   ----------------    --------------
Richard A. Dolan            66          1990         President, Chief Executive
                                                     Officer, Director

Ann A. Jones                36          1996         Secretary, Treasurer, Chief
                                                     Financial Officer, Director

Geoffry Matlin              50          1998         Director

BIOGRAPHICAL INFORMATION.

                               Richard A. Dolan

For more than the past five years, Mr. Dolan has been majority shareholder, President, Chief Executive Officer and a director of Registrant. He was the founder of and has been the principal owner, Chairman, and President of Alltech Associates, Inc since 1971. Prior to 1971 he was Research Director of Simoniz in Europe. Mr. Dolan has a Bachelor of Science in chemistry from DePaul University, a Master of Science degree in chemistry from Roosevelt University.

                                  Ann A. Jones

Ms. Jones has been Secretary, Treasurer, Chief Financial Officer and Director of Registrant since 1996. From June 1988 to June 1996 Ms. Jones has served in various capacities with

Registrant including customer service and manager. Ms Jones has a Bachelor of Science degree in hotel and resort management from the Rochester Institute of Technology.

                                 Geoffry Matlin

Geoffry Matlin has been a director of the Registrant since September 1998. From 1998 to the present, Mr. Matlin has been the Chief Financial officer of Alltech Associates, Inc., a manufacturer and distributor of chromatography equipment. From 1995 to 1998 he was the corporate controller of Alltech.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to Registrant under Rule 16a-3(e) during its most recent fiscal year and written representations received from reporting persons, no person who was a director, officer or 10% beneficial owner failed to timely file reports required by
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.
         The following table sets forth information concerning compensation for services in all capacities by the Registrant and its subsidiaries for fiscal years ended June 30, 1999, 2000 and 2001 of those persons who were, at June 30, 2001, the Chief Executive Officer of the Registrant and other highly compensated executive officers and employees of Registrant.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                           Annual Compensation                              Compensation
                                                                              Securities
    Name and                                             Other Annual         Underlying
principal Position          Year        Salary          Compensation(3)      Options/SARs
-------------------------   ----        ------          ------------         ------------
Richard Dolan
President, CEO              1999       $    -           $     -                   -
                            2000       $60,000                -                   -
                            2001       $60,000                -                   -
Ann Jones
Treasurer, CFO              2001       $85,000           300,000

-----------------------------------------------------------------------------------------------

       Mr. Dolan has no employment agreement and is compensated in the amount of $60,000 per year. Registrant plans to continue compensating Mr. Dolan at the same rate in the future.

         It does intend to compensate directors for attendance at board meetings. Such director compensation has not been determined but is expected to be less than $2,000 per meeting.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      Number of      % of Total
                     Securities      Options/SARs
                     Underlying       Granted to       Exercise or
                    Options/SARs     Employees in       Base Price        Expiration
Name (1)             Granted (#)      Fiscal Year      ($ / Share)           Date
 --------           ------------    --------------     -----------           ----
Richard Dolan           -                n/a               n/a                n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS.

         The following table sets forth as of June 30, 2001, the number of Registrant's voting securities beneficially owned by persons who own five percent or more of Registrant's voting stock, by each director, and by all officers and directors as a group. The table presented below includes shares issued and outstanding, and warrants to purchase shares and options exercisable within 60 days.

     Title and Class            Name and Address of         Type of Ownership    Number of Shares      Percent of
                                  Beneficial Owner         -------------------         Owned              Class
    -----------------          ---------------------                               -------------      ------------
    $.01 par                       Richard Dolan             Record and           6,440,491*                66%
                                  2011 Seward Ave.           Beneficial
                               Naples, Florida 34109
    $.01 par                         Ann Jones               Record and             200,063                 2%
                                  2011 Seward Ave.           Beneficial
                               Naples, Florida 34109
    $.01 par                       Geoffry Matlin            Record and              14,250                 ***
                                 2011 Seward Avenue          Beneficial
                               Naples, Florida 34109
    Common                      All Officers and             Record and           6,654,804**               68%
    Stock $.01                  Directors as a               Beneficial
    par value                   Group                         (3 persons)
    Common Stock

-------------------------

*Includes 771,407 shares owned by family members of which Mr. Dolan disclaims ownership. Also includes 534,925 shares of Series A preferred stock with is convertible into shares of common stock.
** The directors and officers have sole voting and investment power as to the shares beneficially owned by them.
*** Less than one percent

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Registrant leases from Richard A. Dolan 4,000 square feet of warehouse and office space located in Naples, Florida. Richard A. Dolan is Registrant's President, Chief Executive Officer, controlling shareholder and a Member of Registrant's Board of Directors. The lease was executed January 1, 1993 and has a term of 20 years. Rental is $24,000 per year.

         Registrant also leases from Mr. Dolan 6,000 square feet of showroom space in Las Vegas, Nevada. That lease is month-to-month with rental payments of $75,000 per year.

         During the period July 2000 through 2001, Registrant borrowed a total of $200,000 from Mr. Dolan. The obligation bears interest at 6% per annum and is payable on demand. No periodic payments are required. Currently, Registrant is indebted $374,000 to Mr. Dolan.

         Registrant has no and is not currently considering adopting any policy regarding transactions with affiliates.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibit Index

 Exhibit Number   Page #

2        (i)      Articles of Incorporation  . . . . . . . . . .  .         *
         (ii)     Bylaws . . . . . . . . . . . . . . . . . . . .  .         *

6        Material Contracts

         (i)   Lease - Naples, Florida . . . . . . . . . . . . .  .         *
         (ii) Monthly Rental Agreement- Las Vegas . . . . . . ..  .         *

b.       None





---------------------------
* Incorporated by reference from Registrant's Form 10SB Amendment 3 dated May 21, 2001.

      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          QRS MUSIC TECHNOLOGIES, INC.
               ---------------------------------------------------
                                  (Registrant)

               By    /s/ Richard A. Dolan
                 -------------------------------------------------
                    Richard A. Dolan, Chief Executive Officer

               Date    September 24, 2001
                    ----------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               By    /s/ Ann Jones
                  ------------------------------------------------
                  Ann Jones, Chief Financial Officer, Director

               Date    September 24, 2001
                    ----------------------------------------------

               By   /s/ Richard A. Dolan
                  ------------------------------------------------
               Richard A. Dolan, Chief Executive Officer, Director

               Date    September 24, 2001
                    ----------------------------------------------