Form 10QSB
period 2001-09-30
QRS MUSIC TECHNOLOGIES INC
filed 2001-11-14
CIK 1126535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT
                       For the transition period from ___________ to ___________


                         Commission file number 0-31955

                          QRS MUSIC TECHNOLOGIES, INC.
          ----------------------------- -----------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                  36-3683315
            ------------------                        --------------------
  (State or other jurisdiction of incorporation           (IRS Employer
              or organization)                           Identification No.)

                    2011 SEWARD AVENUE, NAPLES, FLORIDA 34109
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (941) 597-5888
                             ---------------------
                           (Issuer's telephone number)


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

                                               Yes [X]
                                               No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,248,956


Transitional Small Business Disclosure Format (Check One):  Yes  [ ]  No  [X]

                          QRS MUSIC TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                   Form 10-QSB
                    For the Quarter Ended September 30, 2001

PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheet at September 30, 2001 and June 30, 2001          4

                Unaudited Statements of Operations for the three months
                Ended September 30, 2001 and 2000.                             5

                Unaudited Statements of Cash Flows for three months
                Ended September 30, 2001 and 2000.                             6

                Notes to Condensed Financial Statements (unaudited)            7

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                     8


SIGNATURES                                                                    10

QRS MUSIC TECHNOLOGIES, INC.

  Quarterly Financial Statements

  September 30, 2001 and 2000

QRS Music Technologies, Inc.
Balance Sheets
--------------------------------------------------------------------------------


                                                                                          SEPT. 30, 2001          JUNE 30, 2001

                                                                                            (Unaudited)
Assets

Current assets
    Cash                                                                                   $      233,189       $      753,457
    Accounts receivable (net of allowance for doubtful accounts of
      $201,000 and 202,000 respectively)                                                        1,150,531            1,204,425
    Inventories                                                                                 4,521,018            4,809,940
    Income taxes refundable                                                                       132,000                    0
    Deferred income taxes                                                                         375,000              375,000
    Prepaid expenses                                                                              154,480              137,742
                                                                                          ----------------     ----------------
                                                                                                6,566,218            7,280,564

Property, plant and equipment                                                                   1,084,079            1,107,648

Other assets                                                                                       85,328               47,361
                                                                                          ----------------     ----------------
                                                                                           $    7,735,625       $    8,435,573
                                                                                          ================     ================

Liabilities and Stockholders' Equity

Current liabilities
    Current portion of long-term debt                                                      $      938,081       $      980,337
    Note payable - stockholder                                                                    374,000              374,000
    Accounts payable                                                                              429,714              559,315
    Accrued expenses (including due to related parties of $65,897 and
       $320,000, respectively)                                                                    316,522              598,609
    Income taxes payable                                                                                0              160,000
                                                                                          ----------------     ----------------
                                                                                                2,058,317            2,672,261
                                                                                          ================     ================
                                       -                          -

Stockholders' equity

    Series A preferred stock, voting, $ .01 par value, 2,000,000 authorized,
      534,925 shares issued and outstanding, liquidation
      value of $2,813,706 and $2,781,610.                                                           5,349                5,349
    Common stock, voting, $ .01 par value, 40,000,000 shares
      authorized, 9,248,956 shares issued and outstanding.                                         92,490               92,490
    Additional paid-in capital                                                                  5,631,245            5,631,245
    Retained Earnings (Accumulated deficit)                                                       (51,776)              34,228
                                                                                          ----------------     ----------------
                                                                                                5,677,308            5,763,312
                                                                                          ----------------     ----------------
                                                                                           $    7,735,625       $    8,435,573
                                                                                          ================     ================

QRS Music Technologies, Inc.
Statements of Operations
Three Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                                 2001                2000
                                                                                                 ----                ----
                                                                                             (Unaudited)          (Unaudited)

Net sales                                                                                $    2,157,120       $    3,548,530

Cost of sales                                                                                 1,720,837            2,599,277
                                                                                        ----------------     ----------------

Gross profit                                                                                    436,283              949,253
                                                                                        ----------------     -----------------

Operating expenses

    Selling, general and administrative                                                         511,541              635,629
    Research and development                                                                     43,478               44,671
                                                                                        ----------------     ----------------
                                                                                                555,019              680,300

Income (Loss) from operations                                                                  (118,736)             268,953
                                                                                        ----------------     ----------------

Interest expense                                                                                 19,268               33,428
                                                                                        ----------------     ----------------

Income (Loss) before income taxes                                                              (138,004)             235,525
                                                                                        ----------------     ----------------
Income taxes

    Current                                                                                     (52,000)             100,210
    Deferred income                                                                                   0                    0
                                                                                        ----------------     ---------------
                                                                                                      0              100,210
                                                                                        ----------------     ---------------
Net income (loss)                                                                               (86,004)             135,315
                                                                                        ----------------     ---------------

Less current period preferred stock dividends in arrears                                        (32,096)             (32,096)
                                                                                        -----------------    ----------------

Income (Loss) available to common stockholders                                            $    (118,100)       $     103,219
                                                                                        ================     ================

Earnings (Loss) per common share
        Basic                                                                             $        (.01)       $         .01
                                                                                        ================     ================
        Assuming dilution                                                                 $        (.01)       $         .01
                                                                                        ================     ================


Weighted average number of common shares outstanding

    Basic                                                                                     9,248,956            9,248,956
                                                                                        ================     ================
    Assuming dilution                                                                         9,248,956            9,248,956
                                                                                        ================     ================

QRS Music Technologies, Inc.
Statements of Cash Flows
Three Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------


                                                                                               2001                 2000
                                                                                     ----------------------  ------------------
                                                                                           (Unaudited)          (Unaudited)
    Operating activities

Net income (loss)                                                                    $             (86,004)  $         135,315
    Depreciation and amortization                                                                   28,000              25,000
    Provision for bad debt                                                                          10,139                   0
    Deferred tax expense                                                                                 0               7,500
    Changes in
        Accounts receivable                                                                         43,755            (334,400)
        Inventories                                                                                288,922            (598,404)
        Income taxes refundable                                                                  ( 132,000)                  0
        Prepaid expenses and other assets                                                          (54,705)             77,211
        Accounts payable                                                                          (129,601)            171,389
        Accrued expenses                                                                          (282,087)           (259,308)
        Income taxes payable                                                                      (160,000)           (139,790)
                                                                                     ----------------------  -----------------
    Net cash used in operating activities                                                         (473,581)           (915,487)
                                                                                     ----------------------  ------------------

Investing activities

    Acquisitions of property and equipment                                                          (4,431)            (34,275)
                                                                                     ----------------------  ------------------
    Net cash used in investing activities                                                           (4,431)            (34,275)
                                                                                     ----------------------  ------------------

Financing activities

    Proceeds from note payable - stockholder                                                             0             112,000
    Repayments of long-term debt                                                                   (42,256)            (41,124)
                                                                                     ----------------------  ------------------
    Net cash provided by (used in) financing activities                                            (42,256)             70,876
                                                                                     ----------------------  ------------------

Decrease in cash                                                                                  (520,268)           (878,886)

Cash

    Beginning of period                                                                            753,457           1,042,171
                                                                                     ----------------------  ------------------




    End of period                                                                     $           233,189     $        163,285
                                                                                     =====================   ==================

Supplemental disclosure of cash flow information
    Interest paid                                                                     $            19,268     $         33,428
                                                                                     =====================   ==================
    Income taxes paid                                                                 $           240,000     $        275,000
                                                                                     =====================   ==================



















QRS Music Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
--------------------------------------------------------------------------------



Note 1. Unaudited Interim Financial Statements

    Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see Notes to Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2001.

    In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Note 2          Inventories

    Inventories at September 30, 2001 consisted of

                                                              UNAUDITED
                                                              ---------
         Raw materials                                    $    3,005,405
         Work-in-process                                          39,545
         Finished goods                                        1,622,700
                                                          ---------------
                                                               4,374,384
          Valuation reserve                               $     (146,634)
                                                          ---------------

                                                          $    4,521,018
                                                          ===============



Note 4         Dividends in arrears


    Dividends in arrears on the Series A preferred stock amount to $674,006 at September 30, 2001.


Note 5 Earnings Per Share


    The Company computes basic earnings per share under Financial Accounting Standard (FAS) No. 128, "Earnings per Share." Net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.

    Diluted earnings per common share are calculated to give effect to convertible preferred stock.

    In 2001 and 2000, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements in this Form 10-QSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of September 11, 2001 terrorist attack on New York City and Washington, D.C. including effects on international and domestic transportation of goods, the state of the economy, the financial condition of major OEM's such as Baldwin Piano and Organ (which has filed for bankruptcy protection) and Young Chang Pianos; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to Registrant.

GENERAL.

         The Registrant's fiscal year ends each June 30, and the fiscal years ended June 30, 2001, June 30, 2002 are referred to as " fiscal 2001", "fiscal 2002", respectively.

         Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

         SALES. Total sales decreased 39% from $3.54 million in the first three months of fiscal 2001 to $2.16 million in the first three months of fiscal 2002. Decreased sales of Pianomation systems accounted for the largest portion of the overall decrease. The lower than expected sales were the result of the financial difficulties being experienced by two of the piano manufacturers that distribute the system. One of the two filed for Chapter 11 bankruptcy and has experienced a dramatic decrease in sales since. Overall sales were negatively affected, as were the sales of many other companies, by the continued US economic weakness and the tragic events of September 11.


         COSTS AND EXPENSES. Total cost of sales decreased 33.4 % from $2.6 million in the first three months of fiscal 2001 to $1.7 million in the first three months of fiscal 2002. As a percentage of sales, cost of sales increased
6.53 percentage points from 73.25% in the first quarter of fiscal 2001 to 79.78% in the first quarter of fiscal 2002. The increase results from two promotional sales run during the first quarter . These sales offered dealers a discount to introduce them to a new product, and to help them stimulate sales during a weak summer season.

         Selling, general and administrative expenses ("S,G&A") decreased 19.5% from $635,000 in fiscal 2001 to $511,000 in fiscal 2002. The decrease was a result of reduced expenses in our Las Vegas showroom, and a decrease in travel and tradeshow expense.

         INTEREST EXPENSE, NET. Net interest expense decreased 42.3% from $33,000 in the first three months of fiscal 2001 to $19,000 in the first three months of fiscal 2002.

         PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

LIQUIDITY AND CAPITAL RESOURCES.

         The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

         Registrant's cash and cash equivalents were $753,000 and $233,000 at September 30, 2000 and 2001, respectively. Fiscal 2002 profits before interest, taxes, depreciation and amortization ("EBITDA") decreased $383,000 to $(90,000) from $293,000 in fiscal 2001. The decrease relates directly to lower sales in fiscal 2002 along with the lower profit margin resulting from the promotional sales.

         The Registrant has a note payable to a lending institution due May 2002 with a balloon payment of approximately $919,000 payable at that time (see Note 4 to the Consolidated Financial Statements). Registrant intends to refinance this note prior to the due date and has had favorable informal conversations with the lending institution suggesting that refinancing the note is likely.

         Registrant believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. There are no major capital expenditures planned in the foreseeable future, nor any payments planned for off-balance sheet obligations. Registrant's management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect Registrant's ability to operate and grow as planned.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                QRS MUSIC TECHNOLOGIES, INC.

                                             Date November 12, 2001


                                             /s/ Ann Jones
                                             ----------------------------------
                                             Ann Jones, Chief Financial Officer