Form 10QSB
period 2001-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2002-02-14
CIK 1126535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2001


[  ] TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                         Commission file number 0-31955


                          QRS MUSIC TECHNOLOGIES, INC.
           ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                   36-3683315
     -------------------------------                   -------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)


                    2011 SEWARD AVENUE, NAPLES, FLORIDA 34109
          ------------------------------------------------------------
                    (Address of principal executive offices)

                               ( 941 ) 597 - 5888
                               ------------------
                           (Issuer's telephone number)

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                          QRS MUSIC TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                   Form 10-QSB
                     For the Quarter Ended December 31, 2001

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet at December 31, 2001 and June 30, 2001                3

               Unaudited Statements of Operations for the three months Ended
               December 31, 2001 and 2000.                                         4

               Unaudited Statement of Operations for the six months Ended
               December 31, 2001                                                   5

               Unaudited Statements of Cash Flows for six months Ended
               December 31, 2001 and 2000.                                         6

               Notes to Condensed Financial Statements (unaudited)                 7

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.                                              8

SIGNATURES                                                                        10


QRS Music Technologies, Inc.

Balance Sheets

                                                           December 31, 2001     June 30, 2001
                                                           -----------------     -------------
                                                             (Unaudited)
Assets
Current assets
  Cash                                                        $1,740,344            $  753,457
  Accounts receivable (net of allowance for
    doubtful accounts of $271,000 and 202,000
    respectively)                                              1,424,054             1,204,425
  Inventories                                                  3,783,332             4,809,940
  Deferred income taxes                                          375,000               375,000
  Prepaid expenses                                               161,978               137,742
                                                              ----------            ----------
                                                               7,484,708             7,280,564

Property, plant and equipment                                  1,058,928             1,107,648

Other assets                                                      61,992                47,361
                                                              ----------            ----------
                                                              $8,605,628            $8,435,573
                                                              ==========            ==========

Liabilities and Stockholders' Equity

Current liabilities
  Note payable - lending institution                          $  902,192            $  980,337
  Note payable - stockholder                                     544,544               374,000
  Accounts payable                                               441,530               559,315
  Accrued expenses (including due to related
    parties of $44,257 and $320,000, respectively)               321,151               598,609
  Income taxes payable                                            96,657               160,000
                                                              ----------            ----------
                                                               2,306,074             2,672,261
                                                              ----------            ----------
Stockholders' equity
  Series A preferred stock, voting, $ .01 par
    value, 2,000,000 authorized, 534,925 shares
    issued and outstanding, liquidation
    value of $2,845,802 and $2,781,610                             5,349                 5,349
  Common stock, voting, $ .01 par value,
    40,000,000 shares authorized, 9,248,956
    shares issued and outstanding                                 92,490                92,490
  Additional paid-in capital                                   5,631,245             5,631,245
  Retained Earnings                                              570,470                34,228
                                                              ----------            ----------
                                                               6,299,554             5,763,312
                                                              ----------            ----------
                                                              $8,605,628            $8,435,573
                                                              ==========            ==========

QRS Music Technologies, Inc.

Statements of Operations
Three Months Ended December 31, 2001 and 2000

                                                                     2001                 2000
                                                                 -----------          -----------
                                                                 (Unaudited)          (Unaudited)
Net sales                                                        $ 3,946,696          $ 4,914,944

Cost of sales                                                      2,304,782            2,906,167
                                                                 -----------          -----------
Gross profit                                                       1,641,914            2,008,777
                                                                 -----------          -----------
Operating expenses
  Selling, general and administrative                                581,303              769,859
  Research and development                                            64,073               48,842
                                                                 -----------          -----------
                                                                     645,376              818,701
                                                                 -----------          -----------
Income from operations                                               996,538            1,190,076

Interest expense                                                      25,635               23,950
                                                                 -----------          -----------
Income before income taxes                                           970,903            1,166,126
                                                                 -----------          -----------
Income taxes
  Current                                                            348,657              472,449
  Deferred                                                                 0                    0
                                                                 -----------          -----------
                                                                     348,657              472,449
                                                                 -----------          -----------
Net income                                                           622,246              693,677

Less current period preferred stock dividends in arrears             (32,096)             (32,096)
                                                                 -----------          -----------
Income available to common stockholders                          $   590,150          $   661,581
                                                                 ===========          ===========
Earnings per common share
  Basic                                                          $       .06          $       .07
                                                                 ===========          ===========
  Assuming dilution                                              $       .06          $       .07
                                                                 ===========          ===========
Weighted average number of common shares outstanding
  Basic                                                            9,248,956            9,248,956
                                                                 ===========          ===========
  Assuming dilution                                                9,248,956            9,248,956
                                                                 ===========          ===========

QRS Music Technologies, Inc.

Statements of Operations
Six Months Ended December 31, 2001 and 2000

                                                                     2001                 2000
                                                                 -----------          -----------
                                                                 (Unaudited)          (Unaudited)
Net sales                                                        $ 6,103,816          $ 8,463,474

Cost of sales                                                      4,025,619            5,505,444
                                                                 -----------          -----------
Gross profit                                                       2,078,197            2,958,030
                                                                 -----------          -----------
Operating expenses
    Selling, general and administrative                            1,092,844            1,405,488
    Research and development                                         107,551               93,513
                                                                 -----------          -----------
                                                                   1,200,395            1,499,001
                                                                 -----------          -----------
Income from operations                                               877,802            1,459,029

Interest expense                                                      44,903               57,378
                                                                 -----------          -----------
Income) before income taxes                                          832,899            1,401,651
                                                                 -----------          -----------
Income taxes
    Current                                                          296,657              557,159
    Deferred                                                               0               15,500
                                                                 -----------          -----------
                                                                     296,657              572,659
                                                                 -----------          -----------
Net income                                                           536,242              828,992

Less current period preferred stock dividends in arrears             (64,192)             (64,192)
                                                                 -----------          -----------
Income available to common stockholders                          $   472,050          $   764,800
                                                                 ===========          ===========
Earnings per common share
    Basic                                                        $       .05          $       .08
                                                                 ===========          ===========
    Assuming dilution                                            $       .05          $       .08
                                                                 ===========          ===========
Weighted average number of common shares outstanding
    Basic                                                          9,248,956            9,248,956
                                                                 ===========          ===========
    Assuming dilution                                              9,248,956            9,248,956
                                                                 ===========          ===========


QRS Music Technologies, Inc.

Statements of Cash Flows
Six Months Ended December 31, 2001 and 2000

                                                                   2001                  2000
                                                                -----------          -----------
                                                                (Unaudited)          (Unaudited)
    Operating activities

Net income                                                      $   536,242          $   828,992
    Depreciation and amortization                                    56,000               50,000
    Provision for bad debt                                           11,072              (75,000)
    Deferred tax expense                                                  0               15,500
    Changes in
         Accounts receivable                                       (230,701)             (60,312)
        Inventories                                               1,026,608               84,226
        Prepaid expenses and other assets                           (38,867)              (1,456)
        Accounts payable                                           (117,785)            (503,247)
        Accrued expenses                                           (277,458)            (111,410)
        Income taxes payable                                        (63,343)            (121,659)
                                                                -----------          -----------
    Net cash provided by operating activities                       901,768              348,952
                                                                -----------          -----------
Investing activities
    Acquisitions of property and equipment                           (7,280)             (39,713)
                                                                -----------          -----------
    Net cash used in investing activities                            (7,280)             (39,713)
                                                                -----------          -----------
Financing activities
    Proceeds from (Repayment of) note payable - stockholder         170,544              (64,000)
    Repayments of note payable - lending institution                (78,145)             (91,725)
                                                                -----------          -----------
    Net cash provided by (used in) financing activities              92,399             (155,725)
                                                                -----------          -----------
Decrease in cash                                                    986,887              153,514

Cash
    Beginning of period                                             753,457            1,042,171
                                                                -----------          -----------
    End of period                                               $ 1,740,344          $ 1,195,685
                                                                ===========          ===========
Supplemental disclosure of cash flow information
    Interest paid                                               $    44,903          $    33,428
                                                                ===========          ===========
    Income taxes paid                                           $   360,000          $   275,000
                                                                ===========          ===========

QRS Music Technologies, Inc.

Notes to Condensed Financial Statements
(Unaudited)


Note 1 Unaudited Interim Financial Statements

     Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. generally accepted accounting principles are omitted. For additional disclosures, see Notes to Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2001.

     In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.


Note 2 Inventories

     Inventories at December 31, 2001 consisted of

                                                          Unaudited
                                                         -----------
             Raw materials                               $ 2,604,555
             Work-in-process                                  19,700
             Finished goods                                1,303,767
                                                         -----------
                                                           3,928,022
             Valuation reserve                              (144,690)
                                                         -----------
                                                         $ 3,783,332
                                                         ===========

Note 3 Dividends in arrears

     Dividends in arrears on the Series A preferred stock amounted to $706,102 at December 31, 2001.


Note 4 Earnings Per Share

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


Note 5 Notes Payable - Stockholders

     On December 31, 2001 the Company borrowed $170,544 from an employee stockholder. This amount is due on demand and bears interest at 6%.

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


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.

     SALES. Total sales decreased 19% from $4.9 million in the second three months of fiscal 2001 to $4.0 million in the second three months of fiscal 2002. Decreased sales of Pianomation systems accounted for the largest portion of the overall decrease. The lower than expected sales were the result of the financial difficulties being experienced by two of the piano manufacturers that distribute the system. One of the two filed for Chapter 11 bankruptcy and has experienced a dramatic decrease in sales since. Overall sales were negatively affected, as were the sales of many other companies, by the continued US economic weakness and the tragic events of September 11. .

     COSTS AND EXPENSES. Total cost of sales decreased 21% from $2.9 million in the second three months of fiscal 2001 to $2.3 million in the second three months of fiscal 2002. As a percentage of sales, cost of sales decreased less than one percentage point from 59.12% in the second quarter of fiscal 2001 to 58.39% in the second quarter of fiscal 2002.

     Selling, general and administrative expenses decreased 24% from $769,000 in fiscal 2001 to $581,000 in fiscal 2002. The decrease was a result of reduced expenses in our Las Vegas showroom, and a decrease in administrative expenses in our Pennsylvania facility.

     INTEREST EXPENSE, NET. Net interest expense increased 7% from $23,950 in the second three months of fiscal 2001 to $25,635 in the second three months of fiscal 2002.

     PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

     NET INCOME. Net income decreased from $694,000 for the three month period ended December 31, 2000 to $622,000 for the three month period ended December 31, 2001 as a result of the above mentioned variances.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000.

     SALES. Total sales decreased 28% from $8.46 million in the first six months of fiscal 2001 to $6.10 million in the first six months of fiscal 2002. Decreased sales of Pianomation systems accounted for the largest portion of the overall decrease. The lower than expected sales were the result of the financial difficulties being experienced by two of the piano manufacturers that distribute the system. One of the two filed for Chapter 11 bankruptcy and has experienced a dramatic decrease in sales since. Overall sales were negatively affected, as were the sales of many other companies, by the continued US economic weakness and the tragic events of September 11.

     COSTS AND EXPENSES. Total cost of sales decreased 27 % from $5.5 million in the first six months of fiscal 2001 to $4.0 million in the first six months of fiscal 2002. As a percentage of sales, cost of sales increased less than one percentage point from 65.05% in the first half of fiscal 2001 to 65.95% in the first half of fiscal 2002.

     Selling, general and administrative expenses decreased 22.24% from $1.4 million in fiscal 2001 to $1.1 million in fiscal 2002. The decrease was a result of reduced expenses in our Las Vegas showroom, a decrease in administrative expenses in our Pennsylvania facility, a decrease in travel and a decrease in tradeshow expenses.

     INTEREST EXPENSE, NET. Net interest expense decreased 21.74% from $57,378 in the first six months of fiscal 2001 to $44,903 in the first six months of fiscal 2002.

     PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

     NET INCOME. Net income decreased from $828,992 for the six month period ended December 31, 2000 to $536,242 for the six month period ended December 31, 2001 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

     The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

     Registrant's cash and cash equivalents were $1,740,000 and $753,000 at December 31, 2001 and June 30, 2001, respectively. Income before interest, taxes, depreciation and amortization ("EBITDA") decreased $576,000 to $933,000 for the six months ended December 31, 2001 from $1,509,000 for the six months ended December 30, 2000. The decrease relates directly to lower sales in fiscal 2002 along with the lower profit margin resulting from the promotional sales.

     The Registrant has a note payable to a lending institution due May 2002 with a balloon payment of approximately $862,000 payable at that time (see Note 4 to the Consolidated Financial Statements). Registrant intends to refinance this note prior to the due date and has had favorable informal conversations with the lending institution suggesting that refinancing the note is likely.

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


                                        QRS MUSIC TECHNOLOGIES, INC.


                                        Date            2/14/02
                                              -----------------------------


                                                 /s/ Ann Jones
                                        -----------------------------------
                                        Ann Jones, Chief Financial Officer