Form 10QSB
period 2002-03-31
QRS MUSIC TECHNOLOGIES INC
filed 2002-05-14
CIK 1126535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


                    2011 SEWARD AVENUE, NAPLES, FLORIDA 34109
                    -----------------------------------------
                    (Address of principal executive offices)

                                (941) 597 - 5888
                           ---------------------------
                           (Issuer's telephone number)


                    -----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                          QRS MUSIC TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                   Form 10-QSB
                      For the Quarter Ended March 31, 2002

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets at March 31, 2002 and June 30, 2001                3

               Unaudited Statements of Operations for the three months
               Ended March 31, 2002 and 2001.                                    4

               Unaudited Statements of Operations for the nine months
               Ended March 31, 2002 and 2001.                                    5

               Unaudited Statements of Cash Flows for nine months
               Ended March 31, 2002 and 2001.                                    6

               Notes to Condensed Financial Statements (unaudited)               7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                        8

SIGNATURES                                                                      11


QRS Music Technologies, Inc.
Balance Sheets

                                                                March 31, 2002  June 30, 2001
                                                                --------------  -------------
                                                                  (Unaudited)
Assets

Current assets
    Cash                                                          $1,796,046      $  753,457
    Accounts receivable (net of allowance for doubtful
      accounts of $345,000 and $202,000 respectively)                583,321       1,204,425
    Inventories                                                    3,936,276       4,809,940
    Deferred income taxes                                            375,000         375,000
    Prepaid expenses                                                 753,594         137,742
                                                                --------------  -------------
                                                                   7,444,237       7,280,564

Property, plant and equipment                                      1,039,302       1,107,648

Other assets                                                          55,958          47,361
                                                                --------------  -------------
                                                                  $8,539,497      $8,435,573
                                                                ==============  =============

Liabilities and Stockholders' Equity

Current liabilities
    Note payable - lending institution                            $  847,431      $  980,337
    Note payable - stockholder                                             0         374,000
    Accounts payable                                                 400,986         559,315
    Accrued expenses (including due to related
      parties of $0 and $320,000, respectively)                      199,282         598,609
    Income taxes payable                                             287,824         160,000
                                                                --------------  -------------
                                                                   1,735,523       2,672,261
                                                                --------------  -------------

Stockholders' equity
    Series A preferred stock, voting, $ .01 par
      value, 2,000,000 authorized, 534,925 shares
      issued and outstanding, liquidation value
      of $2,877,898 and $2,781,610                                     5,349           5,349
    Common stock, voting, $ .01 par value, 40,000,000 shares
      authorized, 9,248,956 shares issued and outstanding             92,490          92,490
    Additional paid-in capital                                     5,631,245       5,631,245
    Retained earnings                                              1,074,890          34,228
                                                                --------------  -------------
                                                                   6,803,974       5,763,312
                                                                --------------  -------------
                                                                  $8,539,497      $8,435,573
                                                                ==============  =============

QRS Music Technologies, Inc.
Statements of Operations
Three Months Ended March 31, 2002 and 2001

                                                                  2002              2001
                                                              -----------       -----------
                                                              (Unaudited)       (Unaudited)
Net sales                                                     $ 2,969,696       $ 3,060,746

Cost of sales                                                   1,563,349         1,611,345
                                                              -----------       -----------
Gross profit                                                    1,406,347         1,449,401
                                                              -----------       -----------
Operating expenses
    Selling, general and administrative                           465,488           663,901
    Research and development                                       67,313           121,539
                                                              -----------       -----------
                                                                  532,801           785,440
                                                              -----------       -----------
Income from operations                                            873,546           663,961

Interest expense                                                   27,959            35,419
                                                              -----------       -----------
Income before income taxes                                        845,587           628,542
                                                              -----------       -----------
Income taxes
    Current                                                       341,167           253,897
    Deferred                                                            0                 0
                                                              -----------       -----------
                                                                  341,167           253,897
                                                              -----------       -----------
Net income                                                        504,420           374,645

Less current period preferred stock dividends in arrears          (32,096)          (32,096)
                                                              -----------       -----------
Income available to common stockholders                       $   472,324       $   342,549
                                                              ===========       ===========
Earnings per common share
        Basic                                                 $       .05       $       .04
                                                              ===========       ===========
        Assuming dilution                                     $       .05       $       .04
                                                              ===========       ===========
Weighted average number of common shares outstanding
    Basic                                                       9,248,956         9,248,956
                                                              ===========       ===========
    Assuming dilution                                           9,248,956         9,248,956
                                                              ===========       ===========

QRS Music Technologies, Inc.
Statements of Operations
Nine Months Ended March 31, 2002 and 2001

                                                                  2002               2001
                                                              ------------       ------------
                                                               (Unaudited)        (Unaudited)
Net sales                                                     $  9,073,512       $ 11,524,219

Cost of sales                                                    5,588,968          7,116,789
                                                              ------------       ------------
Gross profit                                                     3,484,544          4,407,430
                                                              ------------       ------------
Operating expenses
    Selling, general and administrative                          1,558,332          2,069,389
    Research and development                                       174,864            215,053
                                                              ------------       ------------
                                                                 1,733,196          2,284,442
                                                              ------------       ------------
Income from operations                                           1,751,348          2,122,988

Interest expense                                                    72,862             92,797
                                                              ------------       ------------
Income before income taxes                                       1,678,486          2,030,191
                                                              ------------       ------------
Income taxes
    Current                                                        637,824            811,056
    Deferred                                                             0             15,500
                                                              ------------       ------------
                                                                   637,824            826,556
                                                              ------------       ------------
Net income                                                       1,040,662          1,203,635

Less current period preferred stock dividends in arrears           (96,288)           (96,288)
                                                              ------------       ------------
Income available to common stockholders                       $    944,374       $  1,107,347
                                                              ============       ============
Earnings per common share
        Basic                                                 $        .10       $        .12
                                                              ============       ============
        Assuming dilution                                     $        .10       $        .12
                                                              ============       ============
Weighted average number of common shares outstanding
    Basic                                                        9,248,956          9,248,956
                                                              ============       ============
    Assuming dilution                                            9,248,956          9,248,956
                                                              ============       ============

QRS Music Technologies, Inc.
Statements of Cash Flows
Nine Months Ended March 31, 2002 and 2001

                                                              2002             2001
                                                          -----------       -----------
                                                          (Unaudited)       (Unaudited)
    Operating activities

Net income                                                $ 1,040,662       $ 1,203,635
    Depreciation and amortization                              84,000            75,000
    Provision for bad debt                                   (134,395)          (30,000)
    Deferred tax expense                                            0            15,500
    Changes in
        Accounts receivable                                   755,499           (42,691)
        Inventories                                           873,664          (539,151)
        Prepaid expenses and other assets                    (624,449)          (51,811)
        Accounts payable                                     (158,329)         (593,377)
        Accrued expenses                                     (399,326)           46,357
        Income taxes payable                                  127,824           375,556
                                                          -----------       -----------
    Net cash provided by operating activities               1,565,150           459,018
                                                          -----------       -----------
Investing activities
    Acquisitions of property and equipment                    (15,655)          (54,575)
                                                          -----------       -----------
    Net cash used in investing activities                     (15,655)          (54,575)
                                                          -----------       -----------
Financing activities
    Repayments of note payable - stockholder, net            (374,000)         (114,000)
    Repayments of note payable - lending institution         (132,906)         (124,795)
                                                          -----------       -----------
    Net cash used in financing activities                    (506,906)         (238,795)
                                                          -----------       -----------
Increase in cash                                            1,042,589           165,648

Cash
    Beginning of period                                       753,457         1,042,171
                                                          -----------       -----------
    End of period                                         $ 1,796,046       $ 1,207,819
                                                          ===========       ===========
Supplemental disclosure of cash flow information
    Interest paid                                         $    72,561       $    48,250
                                                          ===========       ===========
    Income taxes paid                                     $   510,000       $   311,202
                                                          ===========       ===========

QRS Music Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)


Note 1 Unaudited Interim Financial Statements

     Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US generally accepted accounting principles are omitted. For additional disclosures, see Notes to Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2001.

     In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.


Note 2 Inventories

     Inventories at March 31, 2002 consisted of

          Raw materials                    $ 2,587,564
          Work-in-process                       12,411
          Finished goods                     1,467,215
                                           -----------
                                             4,067,190
          Valuation reserve                   (130,914)
                                           -----------
                                           $ 3,936,276
                                           ===========

Note 3 Dividends in arrears

     Dividends in arrears on the Series A preferred stock amounted to $738,198 at March 31, 2002.

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

     In 2002 and 2001, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Note 5 Note Payables - Shareholders

     On August 27, 1998, the Company borrowed $488,000 from its major shareholder, of which $114,000 was repaid to the stockholder during the year ended June 30, 2001 and the remaining amount outstanding was repaid to the stockholder during the three months ended March 31, 2002. This note payable bore interest at the rate of 6 percent. Interest expense incurred for the nine months ended March 31, 2002 and 2001, respectively was $16,830 and $20,589.



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


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

     SALES. Total sales decreased 3% from $3.06 million in the third three months of fiscal 2001 to $2.97 million in the third three months of fiscal 2002. Decreased sales of Pianomation systems accounted for the largest portion of the overall decrease. The lower sales were the result of the financial difficulties being experienced by two of the piano manufacturers that distribute the system. One of the two filed for Chapter 11 bankruptcy and has experienced a dramatic decrease in sales since. Overall sales were negatively affected, as were the sales of many other companies, by the continued US economic weakness and the tragic events of September 11.

     COSTS AND EXPENSES. Total cost of sales decreased 3 % from $1.61 million in the third three months of fiscal 2001 to $1.56 million in the third three months of fiscal 2002. As a percentage of sales, cost of sales remained constant at 52.6% for the third quarter of fiscal 2002 and fiscal 2001.

     Selling, general and administrative expenses decreased 29.9% from $663,000 in fiscal 2001 to $465,000 in fiscal 2002. The decrease was a result of reduced expenses in our Las Vegas showroom, and a decrease in administrative expenses in our Pennsylvania facility.

     INTEREST EXPENSE, NET. Net interest expense decreased 21% from $35,419 in the third three months of fiscal 2001 to $27,959 in the third three months of fiscal 2002.

     PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

     NET INCOME. Net income increased from $374,645 for the three month period ended March 31, 2001 to $504,420 for the three month period ended March 31, 2002 as a result of the above mentioned variances.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2001.

     SALES. Total sales decreased 22% from $11.52 million in the first nine months of fiscal 2001 to $9.07 million in the first nine months of fiscal 2002. Decreased sales of Pianomation systems accounted for the largest portion of the overall decrease. The lower sales were the result of the financial difficulties being experienced by two of the piano manufacturers that distribute the system. One of the two filed for Chapter 11 bankruptcy and has experienced a dramatic decrease in sales since. Overall sales were negatively affected, as were the sales of many other companies, by the continued US economic weakness and the tragic events of September 11.

     COSTS AND EXPENSES. Total cost of sales decreased 21 % from $7.11 million in the first nine months of fiscal 2001 to $5.59 million in the first nine months of fiscal 2002. As a percentage of sales, cost of sales decreased less than one percentage point from 61.75% in the first nine months of fiscal 2001 to 61.60% in the first nine months of fiscal 2002.

     Selling, general and administrative expenses decreased 23.81% from $2.1 million in fiscal 2001 to $1.6 million in fiscal 2002. The decrease was a result of reduced expenses in our Las Vegas showroom, a decrease in administrative expenses in our Pennsylvania facility, a decrease in travel and a decrease in tradeshow expenses.

     INTEREST EXPENSE, NET. Net interest expense decreased 21.48% from $92,797 in the first nine months of fiscal 2001 to $72,862 in the first nine months of fiscal 2002.

     PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

     NET INCOME. Net income decreased from $1,203,635 for the nine month period ended March 31, 2001 to $1,040,662 for the nine month period ended March 31, 2002 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

     The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

     Registrant's cash was $1,796,000 and $753,000 at March 31, 2002 and June 30, 2001, respectively. Income before interest, taxes, depreciation and amortization ("EBITDA") decreased $363,000 to $1.8 million for the nine months ended March 31, 2002 from $2.2 million for the nine months ended March 31, 2001. The decrease is directly related to lower sales in fiscal 2002.

     The Registrant has a note payable to a lending institution due May 2002 with a balloon payment of approximately $820,000 payable at that time (see Note 4 to the Consolidated Financial Statements). Registrant intends to refinance this note prior to the due date and has had favorable informal conversations with the lending institution suggesting that refinancing the note is likely.

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


                                        QRS MUSIC TECHNOLOGIES, INC.


                                        Date     4/15/02
                                             -----------------------------

                                        /s/ Ann Jones
                                        ----------------------------------
                                        Ann Jones, Chief Financial Officer