Form 10KSB
period 2002-06-30
QRS MUSIC TECHNOLOGIES INC
filed 2002-09-27
CIK 1126535

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO
Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2002

Commission file number: 0-31955

QRS Music Technologies, Inc.
(Name of small business issuer in its charter)

Delaware	36-3683315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2011 Seward Avenue, Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (239) 597-5888

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common, $0.01 par value
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

        The issuer's revenues for its most recent fiscal year were $12,010,826.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid ($1.30) and closing asked ($1.35) price of such common equity, as of June 30, 2002 was $3,502,442.

        The number of shares outstanding of the issuer's common stock as of June 30, 2002 was 9,248,956. Transitional Small Business Disclosure Format (Check one):  Yes         No   X

PART I

Item 1. Description of Business.

GENERAL

        QRS Music Technologies, Inc. ("Registrant") is a Delaware Corporation which was formed in January, 1990. During fiscal year ended June 30, 2002, Registrant's primary lines of business were manufacture and sale of Pianomation® Music Instrument Digital Interface ("MIDI"), manufacture and sale of Story & Clark pianos, sale of MIDI CDs and floppy disks and manufacture and sale of music rolls for player pianos. Registrant's corporate offices and Pianomation® development facilities and showroom are located in Naples, Florida. Registrant has a warehouse, piano restoration and showroom facility in Las Vegas, Nevada, piano manufacturing and Pianomation® assembly and showroom facilities in Seneca, Pennsylvania, and a piano roll manufacturing and warehouse facility and software development facility in Buffalo, New York. In May 2002 the Registrant discontinued the manufacture of a majority of its acoustic pianos, and the manufacturing facility in Seneca, Pennsylvania has been converted to concentrate on pianos with special features and imported pianos. See "Financial Statements" for financial information.

PIANOMATION®

        The Pianomation® MIDI System is a Musical Instrument Digital Interface equipped playback system for acoustic and digital pianos. Pianomation®, which is Registrant's flagship product, automates Registrant's own line of Story & Clark pianos, and can be retrofitted by independent installers into virtually any brand of piano. Several major piano manufacturers, including Baldwin Piano & Organ Co, Samick Music Corporation and Young Chang Pianos, have selected Pianomation® as an OEM choice for factory installation in new instruments.

        The Pianomation® product consists of an electronic processor and a mechanical assembly which drives solenoid actuators. The processor receives MIDI signals from a MIDI master controller such as a CD player, disk drive or personal computer. The signals received from the master controller are processed by the Pianomation® processor which in turn causes the mechanical solenoid actuators to "play" the piano's keys. The MIDI signal contains, and the Pianomation® processor transmits, the information necessary to control the duration of each note and the level of expression and foot pedal operation. The Pianomation® system is unique as it is the only system currently available which not only controls the mechanical operation of a piano but synchronizes the MIDI signal with a separate track containing an audio music signal and stores both tracks in analog format on a CD. This allows the Pianomation® system to enhance the piano performance with a vocalist, symphony orchestra or other recorded music.

        The ease of installation and minimal service requirements of the Pianomation® system and the software which allows the conversion of a digital signal into analog format are principal features. A unique low profile solenoid rail actuates the keys, and can be easily regulated to the touch of the host piano to a high degree of sensitivity. In fact, Pianomation® can actually play at volume levels below the capabilities of the human pianist for the ultimate in background music. The sustain pedal is operated by a specially designed solenoid, or can be simulated by the system's exclusive "Magic Pedal" feature.

        Pianomation's® flexibility and open-ended architecture allow a wide range of use and flexibility for all current and future playback formats. With QRS CDs, Pianomation® can play unobtrusively with solo piano music or with concert-quality performances that include audio accompaniment; with QRS videos, Pianomation® can be used for group sing-alongs or karaoke; with QRS floppies, Pianomation® can drive a general MIDI system for the MIDI enthusiast; and, with various computer programs, it can serve the working musician as a MIDI slave, interacting on a sophisticated level with all manner of MIDI equipment. Registrant also sells the Playola System of portable piano automation. Unlike the

Pianomation® System which requires installation by a trained technician, the Playola system consists of only two components which can be easily placed on and removed from a piano by a user. Playola is also MIDI compatible. Also introduced this year was a Playola specifically designed to the play the Hammond B3 organ. The unit is currently being marketed under the Psalmist name to churches by a third party distributor.

Pianomation® Manufacturer

        The components of the Pianomation® MIDI System and Playola system are manufactured for Registrant by a number of different suppliers. With the exception of a number of small pieces, Registrant has located more than one supplier for each component. It maintains an inventory of components which it believes would be sufficient to continue its business if the single source vendor of small pieces should cease to adequately supply ordered parts. Registrant assembles some of the Pianomation® System and Playola components in its Pennsylvania facility. In large part, the Pianomation® System is shipped in kit form for installation by a technician into an acoustic piano. Registrant believes there to be ample sources and quantities of raw materials for the manufacture of all components.

Pianomation® Distribution

        Registrant distributes the Pianomation® system as an option on its Story & Clark pianos, through approximately 260 independent piano retailers and independent piano technicians who install the system on pianos initially sold by the retailer or as a retrofit on pianos owned by customers. Registrant also distributes through OEM sales to large piano manufacturers such as Baldwin Piano and Organ Co., Young Chang Pianos, Weber Pianos and Samick Music Corporation and other distributors who private label the system. Playola is distributed though the same network of independent piano retailers.

STORY & CLARK PIANOS

        Registrant manufactures, imports and sells pianos under the Story & Clark trademark. The Story & Clark line includes reproducing player pianos, grand pianos, console and studio pianos, nickelodeons, custom leaded glass panel pianos, roll players, and various piano accessories such as piano benches and lamps. The term player piano is used to describe any acoustic piano that has been modified to play itself.    A nickelodeon is a piano that plays itself, and has additional instruments (such as drums, xylophone, castanets, etc.) that are mounted on or near the piano and are also played by the same solenoid system. In 1997, Story & Clark introduced the Hampton Grand Piano which is an art-case piano. An art case piano is a piano with a body other than the traditional bent rim frame used on a majority of pianos made. The Hampton utilizes a yacht tail design where four pieces of wood are joined to form the frame. A traditional piano takes 1 piece of wood and bends it into the curved shape. For fiscal year ended June 30, 2002 and June 30, 2001 Hampton piano sales represented 1.75% of total overall sales, and 2.9% of overall sales respectively.

        All Story & Clark pianos, including imported pianos, are thoroughly serviced and prepared by factory piano technicians prior to sale. All Story & Clark pianos are pre-slotted to allow for easy later installation of the Pianomation® system.

Piano Manufacture

        With the exception of its Prelude and Cambridge lines, all Story & Clark pianos were manufactured at Registrant's 46,000 square foot facility in Seneca, Pennsylvania. The Prelude and Cambridge lines are imported from the Peoples Republic of China. Registrant believes that there is an adequate supply of all materials used to build its pianos in Pennsylvania. Registrant also believes there are other sources of imported pianos if current supply were interrupted.

        The name Story & Clark is used on pianos that are manufactured at Registrant's Pennsylvania facility, including the Hampton, Classic, Nickelodeon and Roll Player pianos. The Prelude name is used for pianos imported from the Dongbei Piano Company, of the People's Republic of China, and the Cambridge name is used on pianos imported from the Beijing Piano, of the People's Republic of China. For fiscal year ended June 30, 2002 and June 30, 2001 combined Cambridge and Prelude sales represented 19.15% and 8.39% of overall sales respectively.

Piano Distribution

        Registrant distributes its pianos through a network of approximately 125 to 180 independent piano stores in the following states: Alabama (2); Arizona (4); California (9); Colorado (9); Connecticut (3); Delaware (3); Florida (10); Georgia (3); Iowa (1); Illinois (6); Indiana (6); Kansas (1); Kentucky (8); Louisiana (3); Massachusetts (4); Maryland (4); Minnesota (6); Missouri (2); Mississippi (2); North Carolina (3); North Dakota (1); Nebraska (2); New Hampshire (1); New Jersey (4); Nevada (1); New York (10); Ohio (10); Oklahoma (2); Oregon (5); Pennsylvania (19); South Carolina (2); Tennessee (5); Texas (7); Utah (5); Virginia (2); Vermont (1); Washington (2); Wisconsin (5); Wyoming (1).

        The Registrant may enter into an agreement with a financing company when the dealer (purchaser) desires to finance his purchases. For the year ended June 30, 2002, approximately 11.4% of the Registrant sales were subject to these financing agreements. Under these agreements, the entire sale is financed. Total amount of material cost incurred by the Registrant due to repurchasing of repossessed merchandise amounted to $75,134 for the year ended June 30, 2002. In Fiscal 2002, Registrant also retailed its pianos through its own showrooms in Naples and Las Vegas.

PLAYER PIANO ROLLS

        Registrant is the only major manufacturer in the world of paper player piano rolls. Registrant has master recording data for over 5,000 music titles for player piano rolls and maintains an inventory of over 40,000 music rolls at its Buffalo facility. Registrant contracts with copyright owners for nonexclusive rights to produce various musical selections and then with artists who actually perform the musical selection. Registrant has master rolls representing the only player piano performance of Liberace and one of only a few of the performances of Scott Joplin, Fats Waller, George Gershwin and other famous pianists. Celebrity performances are recorded on a specially equipped piano called a marking piano. Each key on the marking piano is connected pneumatically to a metal stylus on unit sitting next to the piano. There is a blank roll of piano roll paper that passes over a drum equipped with a piece of carbon paper. As a key is depressed on the piano, the metal stylus descends against the piano roll paper, and a carbon mark is made on the underside of the paper. As long as the key is depressed, the stylus stays down. Once the key is released, the stylus raises. Once the performance is complete, the roll with the carbon marks is taken out, and the carbon lines are cut out with an exacto knife. This becomes the pattern for the piano rolls that will be mass-produced. Celebrity performances are recorded on the marking piano because it requires no knowledge of player piano roll arranging by the performer. The artist is only required to sit at the piano and play as they normally would. Upon completion of the performance there is a pattern of the exact performance that can then be reproduced in the form of a perforated piano roll. When the completed roll is played on a customer's piano, the original artist's performance will be duplicated exactly. For fiscal year ended June 30, 2002 and 2001 player piano roll sales represented 3.9% and 3.47% of total overall sales respectively. Non-celebrity performances are done on a digital keyboard or computer. All raw materials for the rolls are readily available from multiple sources. Registrant also sells player piano accessories.

Roll Distribution.

        Player piano rolls and player piano accessories are primarily sold though mail order catalog. Registrant maintains a mailing list of over 89,000 qualified buyers. Registrant also sells player piano rolls and accessories on its internet web site and through approximately 55 independent dealers.

MIDI CDS AND FLOPPY DISKS

        Registrant has an inventory of over 2000 musical data files in MIDI format which it sells in CD and floppy disk format and as downloads on its internet web site. The CDs are primarily used for electronic player devices such as Pianomation®. The floppy disks and web downloads can be used on digital keyboards, computers and any other MIDI sequencer. Total CD and floppy sales for fiscal year ended June 30, 2002 and 2001 were 7.69% and 6.97% of total overall sales respectively.

COMPETITION

        Pianomation® has two major competitors, Yamaha Music and PianoDisc. The Yamaha Disklavier system is only available as a factory installed option on Yamaha pianos. The PianoDisc system is retrofitable. Principal competitive factors are reliability, features, system flexibility and ease of installation. Registrant believes it competes well as a result of the reliability of its system, ease of installation, and the ability to store live recorded background music including vocals as well as piano signal on one CD.

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

PIANOMATION AND OTHER PIANO SALES

        For fiscal year ended June 30, 2002 perforated paper roll players represented 3.77% of our piano sales, and for fiscal year ended June 30, 2001 they represented 7.52%. For fiscal year ended June 30, 2002 and 2001, nickelodeons represented 3.16% and 5.15% of piano sales respectively. Total piano sales for fiscal year ended June 30, 2002 and 2001 represented 27.96% and 21.44% of total overall sales respectively. Sales of Pianomation® systems and hardware products for fiscal year ended June 30, 2002 and 2001 represented 57.71% and 63.54% of overall sales respectively. Approximately 45.15% of Story & Clark pianos sold were retrofitted with the Pianomation® system in fiscal year 2002 and approximately 1.45% in fiscal year 2001.

EMPLOYEES

        Registrant employs 45 full-time employees and 1 part-time employee.

PATENTS TRADEMARKS AND LICENSES

        Registrant has 5 United States Trademark registrations: Registration No. 658,518 (QRS logo), Registration No. 2,190,286 (QRS), Registration No. 2,562,052 (Hobart M. Cable), Registration No. 2,490,762 (Story & Clark) and Registration No. 2,227,035 (Pianomation).

Item 2. Description of Property.

        Registrant owns a 24,000 square foot building in Buffalo, New York which is used for piano roll manufacture and warehouse, a 46,000 square foot building in Seneca, Pennsylvania which is used as a piano manufacturing and warehouse facility, and a 17,000 square foot building in Seneca, Pennsylvania which is used for Pianomation® System assembly and warehouse. Registrant leases from its President and largest shareholder, 4,000 square feet of office and warehouse space in Naples, Florida. The Naples location is Registrant's principal corporate office. Registrant leases from an unrelated party an additional 1,500 square feet of showroom space in Naples, Florida. Registrant leases from its President and largest shareholder approximately 6,000 square feet of showroom and warehouse space in Las Vegas, Nevada. The terms of the office space arrangements for Las Vegas and Naples are comparable to similar spaces available on the open market.

        The principle provisions of those leases are as follows:

Location	Base Rent Per Month	Date of Lease	Expiration
Offices and Warehouse Naples, Florida	$2,000	01/01/1993	12/31/2012
Showroom Naples, Florida	$873	04/01/2002	03/31/2003
Showroom and Warehouse Las Vegas, Nevada	$6,250	04/01/2000	month-to-month

Item 3. Legal Proceedings.

        On October 16, 2000, Family Music Centers, Inc ("FMC") and Burgett, Inc (d/b/a Pianodisc) brought an action in District Court, Clark County, Nevada against Registrant, Richard Dolan and a former employee of Registrant, Larry Bateman ("the QRS Defendants"). The QRS Defendants have been sued for misappropriation of trade secrets, unfair trade practices, tortuous interference with business opportunities, intentional interference with prospective economic advantage and unjust enrichment. The Plaintiffs assert that the QRS Defendants induced Larry Bateman to leave his employment at FMC to work for QRS and then used FMC's confidential business information gained from Batemen. Plainfiff's motion for partial summary judgment on the claims relating to the unlawful copying of music recordings has been denied. Discovery is continuing; no trial date has been set. The QRS Defendants deny liability and are vigorously defending the claims. The outcome of the case is uncertain.

Item 4. Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        On August 6, 2001 the Company's common stock began quotation on the OTCBB under the symbol QRSM. Prior to that time, the Company's common stock was quoted on the Electronic Pink Sheets. The high and low bids of Registrant's common stock for each quarter during fiscal years ended June 30, 2002, and 2001 are as follows:

	High Bid Price	Low Bid Price
Fiscal Year Ended June 30, 2001:
First Quarter	$1.70	$1.01
Second Quarter	1.50	.56	25
Third Quarter	3.25	.57
Fourth Quarter	3.00	1.02
Fiscal Year Ended June 30, 2002:
First Quarter	1.25	.60
Second Quarter	.72	.45
Third Quarter	1.95	.45
Fourth Quarter	2.07	1.20

        Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        The records of American Registrar and Transfer Co., Registrant's transfer agent, indicate that there are 139 registered owners of Registrant's common stock as of June 30, 2002.

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

        The Registrant's fiscal year ends each June 30, and the fiscal years ended June 30, 2002, June 30, 2001 are referred to as "fiscal 2002" and "fiscal 2001", respectively.

        Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.

FISCAL 2002 COMPARED TO FISCAL 2001.

        SALES.    Total sales decreased 11.6% from $13.59 million in fiscal 2001 to $12.01 million in fiscal 2002. Pianomation sales decreased overall by $1.7 million. Lower Pianomation® sales were a result of the financial difficulties being experienced by two of the piano manufacturers that distribute the system. Young Chang Pianos, USA, one of the two OEM accounts with decreased sales, has experienced a decrease in overall sales due to the current decline in piano purchases. Baldwin has filed for protection under the bankruptcy laws of the United States and has ordered fewer Pianomation® systems for installation on its pianos. Since filing for protection under the bankruptcy laws of the United States, the assets of the corporation were acquired by Gibson Musical Instruments, Inc. Overall, the piano industry experienced a significant decrease in sales starting in January of 2001. The overall decline in purchases can be attributed to the overall decline in the economy, and the reluctance of the public to spend money on relatively large purchases. Despite the decline in piano sales throughout the industry, Registrant's sales of pianos increased by $445,000 in fiscal 2002. The introduction of a new imported piano and the continued overall acceptance of the Story & Clark line of pianos by the dealer network have contributed to the increase.

        COSTS AND EXPENSES.    Total cost of sales decreased 7.6% from $9.07 million in fiscal 2001 to $8.38 million in fiscal 2002. As a percentage of sales, cost of sales increased 3.04 percentage points from 66.79% in fiscal 2001 to 69.83% in fiscal 2002. The increase is a result of special introductory promotions offered in the 4th quarter, which reduced revenues per unit sold, and an inventory write-down taken by the Registrant for the disposal of parts no longer required since the Registrant ceased a majority of its piano production.

        Selling, general and administrative expenses decreased 29.6% from $3.06 million in fiscal 2001 to $2.16 million in fiscal 2002. Expenses were higher in 2001as compared to 2002 due to higher bonuses being paid in fiscal 2001 and the write-off of amounts from Baldwin Piano and Organ in fiscal 2001. The decreased expenses in 2002 are also attributable to the 2002 reduction in office personnel for the Las Vegas and Seneca operations    Research and development expenses increased 8.7% from $283,000 in fiscal 2001 to $308,000 in fiscal 2002 due to the additional expense of development of a new self-tuning piano.

        INTEREST EXPENSE, NET.    Net interest expense decreased 29.7% from $128,000 in fiscal 2001 to $90,000 in fiscal 2002. The decrease is due to declining loan balances and the repayment in full of a loan from a shareholder.

        PROVISION FOR INCOME TAXES.    Registrant's effective tax rate for fiscal 2001 and fiscal 2002 was 37.1% and 36%, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

        The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

        Registrant's cash and cash equivalents were $1.5 million and $753,000 at June 30, 2002 and 2001, respectively. Fiscal 2002 earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased $10,000 to $1.29 million from $1.30 million in fiscal 2001. Registrant's cash and cash equivalent increased for year ended June, 30, 2002 as compared to the year ended June 30, 2001 as a result of better collection of account balances, a reduction of inventory levels offset by an advance made to the registrants major shareholder, as well as reductions in trade payables, accrued expenses and debt obligation. The accounts receivable for fiscal year ended June 30, 2002 were lower than fiscal year ended June 30, 2001, due to better collection of outstanding balances and more dealer financing in the last quarter.

        The Registrant had a note payable to a lending institution due May 2002 with a balloon payment of approximately $919,000 payable at that time (see Note 4 to the Financial Statements). Registrant refinanced this note prior to the due date. The new note payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.75% at June 30, 2002) and due in May 2007, requires the Registrant to satisfy certain tests concerning tangible capital funds and debt coverage ratio. The Registrant is in compliance with these covenants.

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

        Future contractual obligations of the Registrant are as follows:

		PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Next 12 Months	1 - 3 Years	After 4 Years
Long Term Debt	811,291	165,012	495,036	151,243
Operating Leases	997,857	106,857	297,000	594,000

Item 7. Recently Adopted Accounting Standards.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, businesses are no longer required to amortize goodwill and other intangible assets with indefinite lives, but would be subject to periodic testing for impairment. The Registrant is currently not affected by these pronouncements but will consider the affects of adoption with regard to future transactions.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective July 1, 2003. The Registrant does not expect that the adoption will have a material impact on its results of operations and financial condition.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company will adopt SFAS 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial condition.

Item 8. Financial Statements.

QRS Music Technologies Inc.

Table of Contents

June 30, 2002 and 2001

Page
Independent Auditors' Report	F-1
Financial Statements
Balance Sheets	F-2
Statements of Income	F-3
Statements of Changes in Stockholders' Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-10

Independent Auditors' Report

Board of Directors of
QRS Music Technologies Inc.

        We have audited the accompanying balance sheets of QRS Music Technologies Inc. as of June 30, 2002 and 2001, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QRS Music Technologies Inc. as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
August 16, 2002

QRS Music Technologies Inc.

Balance Sheets

June 30, 2002 and 2001

	2002	2001
Assets
Current assets
Cash	$1,504,880	$753,457
Accounts receivable (net of allowance for doubtful accounts of $166,000 and $150,000, respectively, as of June 30, 2002 and 2001)	864,273	1,204,425
Inventories	3,554,071	4,809,940
Note receivable—stockholder	552,073
Income taxes refundable	55,000
Deferred income taxes	285,000	375,000
Prepaid expenses and other current assets	187,374	137,742

	7,002,671	7,280,564
Property, plant and equipment	998,945	1,107,648
Other assets	33,129	47,361

	$8,034,745	$8,435,573

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$980,337
Note payable—stockholder		374,000
Accounts payable	443,957	559,315
Accrued expenses (including due to related parties of $320,000 as of June 30, 2001)	290,548	598,609
Income taxes payable		160,000

	899,517	2,672,261

Long-term debt	646,279	—

Commitments and contingencies
Stockholders' equity
Series A preferred stock,voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding in 2002 and 2001, liquidation value of $2,909,992, and $2,781,610, respectively, as of June 30, 2002 and 2001	5,349	5,349
Class A common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,248,956 shares issued and outstanding in 2002 and 2001	92,490	92,490
Additional paid-in capital	5,672,557	5,631,245
Retained earnings	718,553	34,228

	6,488,949	5,763,312

	$8,034,745	$8,435,573

See accompanying notes.

QRS Music Technologies Inc.

Statements of Income

Years Ended June 30, 2002 and 2001

	2002	2001
Net sales	$12,010,826	$13,587,962
Cost of sales	8,387,713	9,074,840

Gross profit	3,623,113	4,513,122

Operating expenses
Selling, general and administrative	2,156,039	3,063,997
Research and development	307,686	283,037

	2,463,725	3,347,034

Income from operations	1,159,388	1,166,088
Interest expense	90,063	128,035

Income before income taxes	1,069,325	1,038,053

Income tax expense (benefit)
Federal	250,000	493,202
State	45,000	37,000
Deferred	90,000	(145,000)

	385,000	385,202

Net income	684,325	652,851
Less current year preferred stock dividends in arrears	(128,382)	(128,382)

Income available to common stockholders	$555,943	$524,469

Net income per common share
Basic	$0.06	$0.06

Assuming dilution	$0.06	$0.06

Shares used in computing per share amounts
Basic	9,248,956	9,248,956

Assuming dilution	9,248,956	9,248,956

See accompanying notes.

QRS Music Technologies Inc.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2002 and 2001

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance, June 30, 2000	534,925	$5,349	9,248,956	$92,490	$5,631,245	$(618,623)	$5,110,461
Net income						652,851	652,851

Balance, June 30, 2001	534,925	5,349	9,248,956	92,490	5,631,245	34,228	5,763,312
Net income						684,325	684,325
Stock options issued for services					41,312		41,312

Balance, June 30, 2002	534,925	$5,349	9,248,956	$92,490	$5,672,557	$718,553	$6,488,949

See accompanying notes.

QRS Music Technologies Inc.

Statements of Cash Flows

Years Ended June 30, 2002 and 2001

	2002	2001
Operating activities
Net income	$684,325	$652,851
Depreciation and amortization	129,592	131,045
Allowance for doubtful accounts	16,000	(30,000)
Reserve for repurchased pianos		20,000
Reserve for returns	(8,000)	60,000
Deferred tax expense (benefit)	90,000	(145,000)
Stock options issued for services	41,312
Changes in
Accounts receivable	324,152	507,282
Inventories	1,255,869	(602,952)
Incomes taxes refundable	(55,000)
Prepaid expenses and other current assets	(49,632)	(131,471)
Other assets	14,232	37,600
Accounts payable	(115,358)	(314,360)
Accrued expenses	(300,061)	(17,438)
Income taxes payable	(160,000)	(80,000)

Net cash provided by operating activities	1,867,431	87,557

Investing activities
Acquisitions of property and equipment	(20,889)	(73,914)
Advances to stockholder	(552,073)

Net cash used in investing activities	(572,962)	(73,914)

Financing activities
Repayments of note payable—stockholder	(374,000)	(114,000)
Repayments of long-term debt	(169,046)	(188,357)

Net cash used in financing activities	(543,046)	(302,357)

Increase (decrease) in cash	751,423	(288,714)
Cash
Beginning of year	753,457	1,042,171

End of year	$1,504,880	$753,457

Supplemental disclosure of cash flow information
Interest paid	$90,063	$182,023

Income taxes paid	$510,000	$345,202

See accompanying notes.

Note 1 Nature of Operations and Significant Accounting Policies

        Nature of Operations—QRS Music Technologies, Inc. (the "Company") is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. The Company sells its products to dealers and end-users, predominantly in the United States.

        The Company has divisions in Buffalo, New York; Seneca, Pennsylvania; Naples, Florida; and Las Vegas, Nevada.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Revenue Recognition—The Company recognizes sales when products are shipped. The Company may, at times, arrange financing of customers' purchases through commercial financing companies. These arrangements generally require the Company to repurchase pianos financed and repossessed by the commercial financing companies. The purchase price is typically the total unpaid balance owed to the finance companies plus reasonable expenses.

        Pianos purchased from the finance companies are recorded into inventory on the same basis as the company records purchases of pianos from independent piano suppliers.

        Segments—In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established annual reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are within one reportable segment operating in the United States.

        Cash—At June 30, 2002 and 2001, the Company had deposits at two commercial banks. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits may from time to time exceed federally insured limits.

        Inventories—Inventories are valued at the lower of cost or market under the first-in, first-out (FIFO) method.

        Property, Plant and Equipment—Property, plant and equipment are valued at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to income as incurred. Expenditures that materially extend the useful lives of assets are capitalized.

        Advertising—The Company expenses advertising as the costs are incurred. Advertising expense was approximately $132,000 and $220,000 for the years ended June 30, 2002 and 2001, respectively.

        Research and Development—The Company expenses research and development as the costs are incurred.

        Deferred Income Taxes—Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax basis of assets and liabilities (Note 7).

        Earnings Per Share—The Company computes earnings per share ("EPS") under Financial Accounting Standard (FAS) No. 128, "Earnings per Share." Basic net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if convertible preferred stock, warrants, options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

        The computation of basic and diluted EPS was as follows:

	2002	2001
Numerator
Net income	$684,325	$652,851
Preferred stock dividends	(128,382)	(128,382)

Basic EPS
Income available to common stockholders	$555,943	$524,469

Denominator
Basic and dilutive income per share-weighted average shares outstanding	9,248,956	9,248,956

Basic net income per share	$0.06	$0.06

Diluted net income per share	$0.06	$0.06

        In 2002 and 2001, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive. In 2002, options for 200,000 common shares were not included in the computation because they were antidilutive.

        Fair Value of Financial Instruments—The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, and short-term debt approximate their fair values because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value based upon market prices for the same or similar instruments.

        Recent Accounting Pronouncements—In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, businesses are no longer required to amortize goodwill and other intangible assets with indefinite lives, but would be subject to periodic testing for impairment. The Company is currently not affected by these pronouncements but will consider the affects of adoption with regard to future transactions.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective July 1, 2003. The Company does not expect that the adoption will have a material impact on its results of operations and financial condition.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued

operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company will adopt SFAS 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial condition.

Note 2 Inventories

        Inventories at June 30, 2002 and 2001 consist of:

	2002	2001
Raw materials	$1,841,641	$3,220,594
Work-in-process		39,546
Finished goods	1,934,938	1,668,543

	3,776,579	4,928,683
Valuation reserve	(222,508)	(118,743)

	$3,554,071	$4,809,940

Note 3 Property, Plant and Equipment

        Property, plant and equipment at June 30, 2002 and 2001 consist of:

	2002	2001	Depreciable Lives
Land and buildings	$874,983	$874,983	10 - 39	years
Leasehold improvements	465,245	455,614	10 - 20	years
Machinery and equipment	674,000	674,038	5 - 7	years
Office equipment	287,325	276,029	5 - 7	years
Vehicles	85,496	101,092	5	years

	2,387,049	2,381,756
Accumulated depreciation and amortization	(1,388,104)	(1,274,108)

Net book value	$998,945	$1,107,648

        Depreciation and amortization expense amounted to $129,592 and $131,045 for the years ended June 30, 2002 and 2001, respectively.

Note 4 Long-Term Debt

        Long-term debt at June 30, 2002 and 2001 consists of:

	2002	2001
Note payable—lending institution—payable in monthly installments of $13,751 plus accrued interest at the prime rate (4.75% at June 30, 2002), due May 2007, secured by all assets of the Company	$811,291	$980,337
Current portion	(165,012)	(980,337)

	$646,279	$—

        The note payable requires the Company to satisfy certain financial tests concerning tangible capital funds and debt service coverage ratio. As of June 30, 2002, the Company was in compliance with these financial covenants.

Note 5 Related-Party Transactions

        During the year ended June 30, 2002, the Company advanced $552,073 to its major stockholder. Such advance was evidenced by an unsecured demand note bearing interest at 6 percent per annum.

        The Company leases property from its major stockholder under a 20-year operating lease which expires December 2012. Annual lease payments are $24,000. On April 1, 2000, the Company entered into an additional rental agreement with the same stockholder. The lease is on a month-to-month basis for $6,250 per month. Rent expense incurred related to these agreements amounted to $99,000 for the years ended June 30, 2002 and 2001.

        On August 27, 1998, the Company borrowed $488,000 from its major stockholder, of which $374,000 and $114,000 was repaid to the stockholder during the years ended June 30, 2002 and 2001, respectively. This amount bore interest at the rate of 6 percent per annum. Interest expense incurred for the years ended June 30, 2002 and 2001 was $19,388 and $26,199, respectively.

        Unpaid salaries totaling $320,000 to various officer/stockholders are included in accrued expenses in the accompanying balance sheet as of June 30, 2001.

Note 6 Stockholders' Equity

        Each share of the Series A Preferred Stock is convertible into one share of common stock. Cumulative dividends (when declared) on the Series A Preferred Stock will be paid at a rate of 6 percent per annum of the original liquidation value on June 30 and December 31. The preferred liquidation amount is $4 per share. The holders of the preferred shares are entitled to one vote per share with respect to all matters submitted to a vote of the Company's stockholders. Dividends in arrears on the Series A Preferred Stock amounted to $770,292 and $641,910, respectively, at June 30, 2002 and 2001.

        During the year ended June 30, 2002, in exchange for consulting services, the Company granted an option to purchase 200,000 shares of stock at $1 per share exercisable until February 15, 2007. The fair value of these options based upon an option pricing model was $41,312.

Note 7 Income Taxes

        The components of the net deferred tax assets as of June 30, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets
Allowance for doubtful accounts	$116,000	$180,000
Variation in inventories between tax and financial reporting purposes	115,000	88,000
Other accruals	54,000	107,000

	$285,000	$375,000

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	2002	2001
Computed income tax expense at federal statutory rate	$363,000	$341,000
Income tax expense at state rates (net of federal income tax effect)	15,000	36,000
Other	7,000	8,202

	$385,000	$385,202

Note 8 Commitments and Contingencies

        The Company is contingently liable under its third party financing agreements, arranged for its customers, in the amounts of $1,436,000 and $1,590,000, respectively, at June 30, 2002 and 2001. The total pianos repurchased by the Company under these commitments amounted to $27,659 and $27,540, respectively, for the years ended June 30, 2002 and 2001. A reserve for returns of $82,000 and $90,000 at June 30, 2002 and 2001, respectively, are included in accrued expenses in the accompanying balance sheets.

        The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind or involve such amounts that unfavorable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.

Item 9. Changes In and Disagreement with Accountants and Accounting and Financial Disclosure

        None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

  DIRECTORS AND OFFICERS.

        The Directors and Executive Officers of Registrant and the positions held by each of them are as follows. All directors serve until Registrant's next annual meeting of shareholders.

Name	Age	Serving as Director of Registrant Since	Position Held With the Registrant
Richard A. Dolan	67	1990	President, Chief Executive Officer, Director
Ann A. Jones	37	1996	Secretary, Treasurer, Chief Financial Officer, Director
Geoffry Matlin	51	1998	Director

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

Item 11. Executive Compensation.

        The following table sets forth information concerning compensation for services in all capacities by the Registrant and its subsidiaries for fiscal years ended June 30, 2000, 2001 and 2002 of those persons who were, at June 30, 2002, the Chief Executive Officer of the Registrant and other highly compensated executive officers and employees of Registrant.

SUMMARY COMPENSATION TABLE

	Annual Compensation
						Long-Term Compensation Securities Underlying Options/SARs
Name and principal Position	Year	Salary		Other Annual Compensation(3)
Richard Dolan President, CEO	2000 2001 2002	$ $ $	60,000 60,000 60,000	$	— — —	— — —
Ann Jones, CFO	2000 2001 2002	$ $ $	85,000 85,000 85,000		$300,000

        Mr. Dolan has no employment agreement and is compensated in the amount of $60,000 per year. Registrant plans to continue compensating Mr. Dolan at the same rate in the future.

        It does intend to compensate directors for attendance at board meetings. Such director compensation has not been determined but is expected to be less than $2,000 per meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS.

        The following table sets forth as of June 30, 2002, the number of Registrant's voting securities beneficially owned by persons who own five percent or more of Registrant's voting stock, by each director, and by all officers and directors as a group. The table presented below includes shares issued and outstanding, and warrants to purchase shares and options exercisable within 60 days.

Title and Class	Name and Address of Beneficial Owner	Type of Ownership	Number of Shares Owned		Percent of Class
$.01 par	Richard Dolan 2011 Seward Ave. Naples, Florida 34109	Record and Beneficial	6,440,491	*	66%
$.01 par	Ann Jones 2011 Seward Ave. Naples, Florida 34109	Record and Beneficial	200,063		2%
$.01 par	Geoffry Matlin 2011 Seward Avenue Naples, Florida 34109	Record and Beneficial	14,000		***
Common Stock $.01 par value Common Stock	All Officers and Directors as a Group	Record and Beneficial (3 persons)	6,654,554	**	68%

*
Includes 771,407 shares owned by family members of which Mr. Dolan disclaims ownership. Also includes 534,925 shares of Series A preferred stock which is convertible into shares of common stock.

**
The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

***
Less than one percent

Item 13. Certain Relationships and Related Transactions.

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

        During the period July 2001 through 2002, the majority shareholder borrowed a total of $552,000 from Registrant. The obligation bears interest at 6% per annum and is payable on demand. The loan was paid back to the company in September 2002.

        Registrant has no and is not currently considering adopting any policy regarding transactions with affiliates.

Item 14. Exhibits and Reports on Form 8-K.

        a.    Exhibit Index

Exhibit Number				Page #
2	(i	)	Articles of Incorporation	*
	(ii	)	Bylaws	*
6	Material Contracts
	(i	)	Lease—Naples, Florida	*
	(ii	)	Monthly Rental Agreement—Las Vegas	*

*
Incorporated by reference from Registrant's Form 10SB Amendment 3 dated May 21, 2001.

        b.    None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS MUSIC TECHNOLOGIES, INC. (Registrant)
By	/s/ RICHARD A. DOLAN Richard A. Dolan, Chief Executive Officer
Date	9/27/02

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ ANN JONES Ann Jones, Chief Financial Officer, Director
Date	9/27/02
By	/s/ RICHARD A. DOLAN Richard A. Dolan, Chief Executive Officer, Director
Date	9/27/02

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Pursuant to Exchange Act Rule 13(a)-14

I, Richard A. Dolan, certify that:

  1.
  I have reviewed this Annual Report on Form 10-KSB of QRS Music Technologies, Inc. (the "Annual Report");

  2.
  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of QRS Music Technologies Inc., as of, and for, the periods presented in this Annual Report.

Date: September 27, 2002

/s/ RICHARD A. DOLAN Richard A. Dolan Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Pursuant to Exchange Act Rule 13(a)-14

I, Ann A. Jones, certify that:

  1.
  I have reviewed this Annual Report on Form 10-KSB of QRS Music Technologies, Inc. (the "Annual Report");

  2.
  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of QRS Music Technologies, Inc., as of, and for, the periods presented in this Annual Report.

Date: September 27, 2002

/s/ ANN A. JONES Ann A. Jones Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

        In connection with the Annual Report of QRS Music Technologies, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard A. Dolan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1.
  The Report fully complies with the requirements of Section 13(a) or 5(d) of the Securities Exchange Act of 1934; and

  2.
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED: September 27, 2002

/s/ RICHARD A. DOLAN Richard A. Dolan Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

        In connection with the Annual Report of QRS Music Technologies, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ann A. Jones, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1.
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED: September 27, 2002

/s/ ANN A. JONES Ann A. Jones Chief Financial Officer

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operation.
  Item 7. Recently Adopted Accounting Standards.
  Item 8. Financial Statements.
QRS Music Technologies Inc. Table of Contents June 30, 2002 and 2001
Independent Auditors' Report
QRS Music Technologies Inc. Balance Sheets June 30, 2002 and 2001
QRS Music Technologies Inc. Statements of Income Years Ended June 30, 2002 and 2001
QRS Music Technologies Inc. Statements of Changes in Stockholders' Equity Years Ended June 30, 2002 and 2001
QRS Music Technologies Inc. Statements of Cash Flows Years Ended June 30, 2002 and 2001
  Item 9. Changes In and Disagreement with Accountants and Accounting and Financial Disclosure
PART III
  Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER Pursuant to Exchange Act Rule 13(a)-14
CERTIFICATION OF CHIEF FINANCIAL OFFICER Pursuant to Exchange Act Rule 13(a)-14
CERTIFICATION OF CHIEF EXECUTIVE OFFICER Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
CERTIFICATION OF CHIEF EXECUTIVE OFFICER Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)