Form 10QSB
period 2002-09-30
QRS MUSIC TECHNOLOGIES INC
filed 2002-11-14
CIK 1126535

Use these links to rapidly review the document
QRS MUSIC TECHNOLOGIES, INC. TABLE OF CONTENTS Form 10-QSB For the Quarter Ended September 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 0-31955

QRS Music Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3683315 (IRS Employer Identification No.)

2011 Seward Avenue, Naples, Florida 34109
(Address of principal executive offices)

(239) 597-5888
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

        Check whether issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,248,956

        Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended September 30, 2002

QRS Music Technologies, Inc.

Balance Sheets

	September 30, 2002	June 30, 2002
	(Unaudited)
Assets
Current assets
Cash	$1,347,869	$1,504,880
Accounts receivable (net of allowance for doubtful accounts of $166,000, and $166,000 respectively)	759,693	864,273
Note receivable—stockholder	0	552,073
Inventories	4,199,257	3,554,071
Income taxes refundable	92,609	55,000
Deferred income taxes	285,000	285,000
Prepaid expenses and other current assets	237,189	187,374

	6,921,617	7,002,671

Property, plant and equipment	998,127	998,945
Other assets	38,276	33,129

	$7,958,020	$8,034,745

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	296,544	443,957
Accrued expenses	292,532	290,548

	754,088	899,517

Long-term debt	605,026	646,279

Commitments and contingencies
Stockholders' equity
Series A preferred stock, voting, $ .01 par value, 2,000,000 authorized, 534,925 shares issued and outstanding, liquidation value of $2,942,088 and $2,909,992, respectively.	5,349	5,349
Common stock, voting, $ .01 par value, 40,000,000 shares authorized, 9,248,956 shares issued and outstanding	92,490	92,490
Additional paid-in capital	5,672,557	5,672,557
Retained earnings	828,510	718,553

	6,598,906	6,488,949

	$7,958,020	$8,034,745

See accompanying notes

QRS Music Technologies, Inc.

Statements of Operations

Three Months Ended September 30, 2002 and 2001

	2002	2001
	(Unaudited)	(Unaudited)
Net sales	$2,661,802	$2,157,120
Cost of sales	1,865,923	1,720,837

Gross profit	795,879	436,283

Operating expenses
Selling, general and administrative	554,200	511,541
Research and development	54,470	43,478

	608,670	555,019

Income (loss) from operations	187,209	(118,736)
Interest expense	9,861	19,268

Income (loss) before income taxes	177,348	(138,004)

Income tax expense (benefit)
Current	67,391	(52,000)
Deferred	0	0

	67,391	(52,000)

Net income (loss)	109,957	(86,004)
Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income (loss) available to common stockholders	$77,861	$(118,100)

Earnings per common share
Basic	$.01	$(.01)

Assuming dilution	$.01	$(.01)

Weighted average number of common shares outstanding
Basic	9,248,956	9,248,956

Assuming dilution	9,248,956	9,248,956

See accompanying notes

QRS Music Technologies, Inc.

Statements of Cash Flows

Three Months Ended September 31, 2002 and 2001

	2002	2001
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$109,957	$(86,004)
Depreciation and amortization	21,500	28,000
Provision for bad debt	0	10,139
Deferred tax expense	0	0
Changes in
Accounts receivable	104,580	43,755
Inventories	(645,186)	288,922
Income taxes refundable	(37,609)	(132,000)
Prepaid expenses and other assets	(54,962)	(54,705)
Accounts payable	(147,413)	(129,601)
Accrued expenses	1,984	(282,087)
Income taxes payable	0	(160,000)

Net cash used in operating activities	(764,149)	(473,581)

Investing activities
Repayment of note receivable—stockholder	552,073	0
Acquisitions of property and equipment	(20,682)	(4,431)

Net cash provided by (used in) investing activities	531,391	(4,431)

Financing activities
Repayments of long term debt	(41,253)	(42,256)

Net cash used in financing activities	(41,253)	(42,256)

Decrease in cash	(157,011)	(520,268)
Cash
Beginning of period	1,504,880	753,457

End of period	$1,347,869	$233,189

Supplemental disclosure of cash flow information
Interest paid	$9,861	$19,268

Income taxes paid	$105,000	$240,000

See accompanying notes

QRS Music Technologies, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 Unaudited Interim Financial Statements

        Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US generally accepted accounting principles are omitted. For additional disclosures, see Notes to Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2002.

        In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Note 2 Inventories

        Inventories at September 30, 2002 consisted of:

Raw materials	$1,902,366
Work-in-process	0
Finished goods	2,452,412

4,354,778
Valuation reserve	(155,521)

$4,199,257

Note 3 Dividends in arrears

        Dividends in arrears on the Series A preferred stock amounted to $802,388 at September 30, 2002.

Note 4 Earnings Per Share

        The Company computes basic earnings per share under Financial Accounting Standard (FAS) No. 128, "Earnings per Share." Net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.

        Diluted earnings per common share are calculated to give effect to the potential dilution that could occur if convertible preferred stock, warrants, options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

        In 2002 and 2001, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation and in 2002 options for 200,000 common shares were not included in the computation because they were antidilutive.

Note 5 Note Receivable—Shareholder

        During the year ended June 30, 2002 the company advanced $552,073 to its major stockholder. Such advance was evidenced by an unsecured demand note bearing interest at 6% per annum and was repaid during the three months ended September 30, 2002, including $8,281 in interest.

Note 6 Accounting Changes and Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, businesses are no longer required to amortize goodwill and other intangible assets with indefinite lives, but would be subject to periodic testing for impairment. The Company adopted SFAS 142 effective July 1, 2002 and such adoption did not have a material impact on the Company's results of operations and financial condition.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective July 1, 2002. The adoption did not have any material impact on the Company's results of operations and financial condition.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective July 1, 2002. Adoption of these standards did not have any impact on the Company's results of operations and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

        Certain statements in this Form 10-QSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of September 11, 2001 terrorist attack on New York City and Washington, D.C. including effects on international and domestic transportation of goods, the state of the economy, the financial condition of major OEM's such as Baldwin Piano and Organ (which has filed for bankruptcy protection) and Young Chang Pianos the effects of the West coast port strike and any possible East coast labor disruption; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to Registrant.

GENERAL.

        The Registrant's fiscal year ends each June 30, and the fiscal years ended June 30, 2002, June 30, 2003 are referred to as "fiscal 2002", "fiscal 2003", respectively.

        Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

        SALES.    Total sales increased 23.4% from $2.16 million in the first three months of fiscal 2002 to $2.66 million in the first three months of fiscal 2003. Increased sales of pianos and pianos equipped with the Pianomation player systems accounted for the increase.

        COSTS AND EXPENSES.    Total cost of sales increased 8.43% from $1.72 million in the first three months of fiscal 2002 to $1.87 million in the first three months of fiscal 2003. As a percentage of sales, cost of sales decreased from 79.8% in fiscal 2002 to 70.1% in fiscal 2003. The decrease in cost of sales was due to the shift of sales from manufactured pianos in the first quarter of 2002 to the sales of imported pianos in the first quarter of 2003. The imported pianos have a lower cost of sales in comparison to the manufactured pianos.

        Selling, general and administrative expenses increased 8.34% from $512,000 in fiscal 2002 to $554,000 in fiscal 2003. The increase is a result of an accounting expense recognized in the first quarter of 2003 that was recognized in the second quarter of 2002, and additional expenses related to the importing of pianos. These expenses were partially offset by an overall decrease in operational expenses this quarter. In July 2002 the company began to shift from its previous manufacturing focus to a sales focus. To accomplish this goal, a larger sales department was established, territories were defined, and personnel were shifted to fill several new sales positions that were created. New marketing material is also under development for use in promoting the existing product line. Additional expenses related to the new sales and marketing efforts were offset this quarter by a reduction in retail advertising expenses. The increase in sales from the previous quarter is mainly attributable to the new accounts obtained by the new sales force, and the increase in net profits is attributable to both the increase in sales and the overall operational efficiency.

        INTEREST EXPENSE, NET.    Net interest expense decreased 48.82% from $19,000 in the first three months of fiscal 2002 to $10,000 in the first three months of fiscal 2003.

        PROVISION FOR INCOME TAXES.    Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

        NET INCOME.    Net income increased from a loss of $86,000 for the three month period ended September 30, 2001 to an income of $110,000 for the three month period ended September 30, 2002 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

        The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

        Registrant's cash was $1,348,000 and $1,505,000 at September 30, 2002 and June 30, 2002, respectively. Income before interest, taxes, depreciation and amortization ("EBITDA") increased $290,000 to $199,000 for the three months ended September 30, 2002 from a loss of $91,000 for the three months ended September 30, 2001. The increase is directly related to higher sales in fiscal 2003.

        The Registrant had a note payable to a lending institution due May 2002 with a balloon payment of approximately $919,000 payable at that time. Registrant refinanced this note prior to the due date. The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.75% at September 30, 2002) and due in May 2007, requires the Registrant to satisfy certain tests concerning tangible capital funds and debt coverage ratio. The Registrant is in compliance with these covenants.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

        There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS Music Technologies, Inc.
Date	11/14/02
/s/ ANN JONES Ann Jones, Chief Financial Officer

CERTIFICATE OF CHIEF EXECUTIVE OFFICER UNDER SECTION 906 OF SARBANES- OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Thomas A. Dolan, certify that:

1.
The Quarterly Report for the quarter ended September 30, 2002 on Form 10-QSB of QRS Music Technologies, Inc. (the "Report") fully complies with the requirements of Section 13(a) or 15 (d) of the Securities and Exchange Act of 1934.

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer in the Report.

Date: November 14, 2002

/s/ THOMAS A. DOLAN Thomas A. Dolan Chief Executive Officer

CERTIFICATE OF CHIEF EXECUTIVE OFFICER—Rule 13a-14 (17 CFR 240.13a-14)

I, Thomas A. Dolan, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of QRS Music Technologies, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ THOMAS A. DOLAN Thomas A. Dolan Chief Executive Officer

CERTIFICATE OF CHIEF FINANCIAL OFFICER UNDER SECTION 906 OF SARBANES- OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Ann A. Jones, certify that:

1.
The Quarterly Report for the quarter ended September 30, 2002 on Form 10-QSB of QRS Music Technologies, Inc. (the "Report") fully complies with the requirements of Section 13(a) or 15 (d) of the Securities and Exchange Act of 1934.

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer in the Report.

Date: November 14, 2002

/s/ ANN A. JONES Ann A. Jones Chief Financial Officer

CERTIFICATE OF CHIEF FINANCIAL EXECUTIVE OFFICER—Rule 13a-14 (17 CFR 240.13a-14)

I, Ann A. Jones, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of QRS Music Technologies;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ANN A. JONES Ann A. Jones Chief Financial Officer