Form 10QSB
period 2002-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2003-02-14
CIK 1126535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-31955

QRS Music Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	36-3683315
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2011 Seward Avenue, Naples, Florida 34109
(Address of principal executive offices)

(239) 597 - 5888
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒

No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,258,956

Transitional Small Business Disclosure Format (Check One):  Yes  ☐      No  ☒

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended December 31, 2002

QRS Music Technologies, Inc.

Balance Sheets

	December 31, 2002	June 30, 2002
	(Unaudited)
Assets

Current assets
Cash	$1,811,823	$1,504,880
Accounts receivable (net of allowance for doubtful accounts of $75,000, and $166,000 respectively)	878,022	864,273
Note receivable – stockholder	0	552,073
Inventories	4,233,930	3,554,071
Income taxes refundable	0	55,000
Deferred income taxes	285,000	285,000
Prepaid expenses and other current assets	816,703	187,374
	8,025,478	7,002,671

Property, plant and equipment	1,022,229	998,945

Other assets	102,712	33,129

	$9,150,419	$8,034,745
Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	612,722	443,957
Accrued expenses	288,748	290,548
Income taxes payable	343,343	0
	1,409,825	899,517

Long-term debt	563,772	646,279

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 authorized, 534,925 shares issued and outstanding, liquidation value of $2,765,184 and $2,909,992, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,258,956 shares and 9,248,956 shares, respectively, issued and outstanding	92,590	92,490
Additional paid-in capital	5,534,848	5,672,557
Retained earnings	1,544,035	718,553
	7,176,822	6,488,949

	$9,150,419	$8,034,745

See accompanying notes

QRS Music Technologies, Inc.

Statements of Income

Three Months Ended December 31, 2002 and 2001

	2002	2001
	(Unaudited)	(Unaudited)

Net sales	$5,088,333	$3,946,696

Cost of sales	2,971,814	2,304,782

Gross profit	2,116,519	1,641,914

Operating expenses
Selling, general and administrative	816,922	581,303
Research and development	122,448	64,073
	939,370	645,376

Income from operations	1,177,149	996,538

Interest expense	5,672	25,635

Income before income taxes	1,171,477	970,903
Income tax expense
Current	455,952	348,657
Deferred	0	0
	455,952	348,657

Net income	715,525	622,246

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income available to common stockholders	$683,429	$590,150

Earnings per common share
Basic	$.07	$.06
Assuming dilution	$.07	$.06

Weighted average number of common shares outstanding

Basic	9,257,869	9,248,956

Assuming dilution	9,257,869	9,248,956

See accompanying notes

QRS Music Technologies, Inc.

Statements of Income

Six Months Ended December  31, 2002 and 2001

	2002	2001
	(Unaudited)	(Unaudited)

Net sales	$7,750,135	$6,103,816

Cost of sales	4,837,737	4,025,619

Gross profit	2,912,398	2,078,197

Operating expenses
Selling, general and administrative	1,371,122	1,092,844
Research and development	176,918	107,551
	1,548,040	1,200,395

Income from operations	1,364,358	877,802

Interest expense	15,533	44,903

Income before income taxes	1,348,825	832,899
Income tax expense
Current	523,343	296,657
Deferred	0	0
	523,343	296,657

Net income	825,482	536,242

Less current period preferred stock dividends in arrears	(64,192)	(64,192)

Income available to common stockholders	$761,290	$472,050

Earnings per common share
Basic	$.08	$.05
Assuming dilution	$.08	$.05

Weighted average number of common shares outstanding

Basic	9,255,233	9,248,956

Assuming dilution	9,255,233	9,248,956

See accompanying notes

QRS Music Technologies, Inc.

Statements of Cash Flows

Six Months Ended December 31, 2002 and 2001

	2002	2001
	(Unaudited)	(Unaudited)

Operating activities
Net income	$825,482	$536,242
Depreciation and amortization	43,000	56,000
Provision for bad debt	(91,000)	11,072
Changes in
Accounts receivable	77,251	(230,701)
Inventories	(515,682)	1,026,608
Income taxes refundable	55,000	0
Prepaid expenses and other assets	(638,912)	(38,867)
Accounts payable	168,765	(117,785)
Accrued expenses	2,391	(277,458)
Income taxes payable	343,343	(63,343)
Net cash provided by operating activities	269,638	901,768

Investing activities
Repayment of note receivable- stockholder	552,073	0
Acquisitions of property and equipment	(66,284)	(7,280)
Acquisitions of certain assets of Gulbransen, Inc.	(164,177)	0
Net cash provided by (used in) investing activities	321,612	(7,280)

Financing activities
Payment of preferred stock dividends	(209,000)	0
Proceeds from note payable - stockholder	0	170,544
Proceeds from issuance of common stock	7,200	0
Repayments of long term debt	(82,507)	(78,145)
Net cash provided by (used in) financing activities	(284,307)	92,399

Increase in cash	306,943	986,887

Cash
Beginning of period	1,504,880	753,457

End of period	$1,811,823	$1,740,344

Supplemental disclosure of cash flow information
Interest paid	$15,533	$44,903
Income taxes paid	$180,000	$360,000

Supplemental disclosure of Noncash Investing Activities:

On December 11, 2002, the Company, through a newly-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc.  As part of the acquisition, the Company is to issue 100,000 shares of its common stock upon the completion of certain documentation.  As of December 31, 2002, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

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

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included.   The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Note 2                                     Inventories

Inventories at December 31, 2002 and June 30, 2002 consisted of:

	December 31, 2002	June 30, 2002
	(Unaudited)

Raw materials	$2,746,285	$1,841,641
Work-in-process	0	0
Finished goods	1,647,149	1,934,938
	4,393,434	3,776,579
Valuation reserve	(159,504)	(222,508)
	$4,233,930	$3,554,071

Note 3                                     Dividends in arrears

Dividends on the Series A preferred stock amounted to $625,484 at December 31, 2002.  In December 2002, the Company’s Board of Directors declared a cash dividend on the Series A preferred stock of $.39 per share.  A total of $209,000 was paid to the holder of Series A preferred stock in December, 2002.

Note 4                                   Earnings Per Share

The Company computes basic earnings per share under Financial Accounting Standard (FAS) No. 128, “Earnings per Share.” Net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.

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

Note 5                   Note Receivable – Shareholder

During the year ended June 30, 2002 the Company advanced $552,073 to its major stockholder.  Such advance was evidenced by an unsecured demand note bearing interest at 6% per annum and was repaid during the three months ended September 30, 2002, including $8,281 in interest.

Note 6                   Accounting Changes and Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001.  Under SFAS 142, businesses are no longer required to amortize goodwill and other intangible assets with indefinite lives, but would be subject to periodic testing for impairment.  The Company adopted SFAS 142 effective July 1, 2002 and such adoption did not have a material impact on its results of operations and financial condition.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long–Lived Assets” (“SFAS 143”).  SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long–lived assets.  SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted.  The Company adopted SFAS 143 effective July 1, 2002.  Adoption did not have a material impact on the Company’s results of operations and financial condition.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets” (“SFAS 144”).  SFAS 144 establishes a single accounting model for the impairment or disposal of long–lived assets, including discontinued operations.  SFAS 144 superseded Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long–Lived Assets and for Long–Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.  The Company adopted SFAS 144 effective July 1, 2002.  Adoption did not have a material impact on the Company’s results of operations and financial condition.

Note 7                                     Acquisition of Certain Assets of Gulbransen, Inc.

On December 11, 2002, the Company, through a newly-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc. for $164,177 in cash, 100,000 shares of the Company’s common stock and future royalty payments (through November 1, 2032) based on sales volume.  The common stock is to be issued upon the completion of certain documentation.  As of December 31, 2002, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

The acquisition has been accounted for as a purchase under the provisions of SFAS 141, “Business Combinations”.  The total purchase price has been allocated to the tangible and intangible assets of the Company based on their respective values.  The following provides an allocation of the purchase price:

Purchase price	$224,177

Less fair value of assets acquired	(164,177)

Goodwill	$60,000

Note 8                                           Consulting Agreement

During the period ended December 31, 2002 the Company entered into a twelve-month consulting agreement which provides for the Company to make monthly payments of $10,417 through December 2003 in exchange for consulting services Related to further development of several of the Company’s product lines.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements in this Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the effects of September 11, 2001 terrorist attack on New York City and Washington, D.C. including effects on international and domestic transportation of goods, the state of the economy, the financial condition of major OEM’s such as Baldwin Piano and Organ (which has filed for bankruptcy protection) and Young Chang Pianos the effects of the West coast port strike and any possible East coast labor disruption; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to Registrant.

GENERAL.

The Registrant’s fiscal year ends each June 30, and the fiscal years ended June 30, 2002, June 30, 2003 are referred to as “ fiscal 2002”, “fiscal 2003”, respectively.

Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos.  Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001.

SALES.  Total sales increased 28.93% from $3.95 million in the second three months of fiscal 2002 to $5.09 million in the second three months of fiscal 2003.  Increased sales of pianos and pianos equipped with the Pianomation player systems accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 28.94 % from $2.30 million in the second three months of fiscal 2002 to $2.97 million in the second three months of fiscal 2003.  As a percentage of sales, cost of sales remained constant at 58%.

Selling, general and administrative expenses increased 40.53% from $581,000 in fiscal 2002 to $817,000 in fiscal 2003. The increase is the result of bad debts written off in the second quarter and additional sales and marketing expenses incurred during the second quarter as a result of the company shift from its previous manufacturing focus to a sales focus.   To accomplish this goal, a larger sales department was established, territories were defined, and personnel were shifted to fill several new sales positions that were created.  In addition to the marketing material introduced in the second quarter, there is additional new marketing material under development for use in promoting the existing product line.

INTEREST EXPENSE, NET.  Net interest expense decreased 77.87% from $26,000 in the second three months of fiscal 2002 to $5,600 in the second three months of fiscal 2003.  The decrease is due to a reduction in the interest rate and outstanding balance as a result of the new note payable.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income increased 14.99% from $622,000 for the three month period ended December 31, 2001 to $715,000 for the three month period ended December 31, 2002 as a result of the above mentioned variances.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001.

SALES.  Total sales increased 26.97% from $6.10 million in the first six months of fiscal 2002 to $7.75 million in the first six months of fiscal 2003.  Increased sales of pianos and pianos equipped with the Pianomation player systems accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 20.17 % from $4.0 million in the first six months of fiscal 2002 to $4.8 million in the first six months of fiscal 2003.  As a percentage of sales, cost of sales decreased 3.6 percentage points from 65.95% in the first half of fiscal 2002 to 62.4% in the first half of fiscal 2003. The decrease in cost of sales was due to the shift of sales from manufactured pianos in the first quarter of 2002 to the sales of imported pianos in the first quarter of 2003 and operational efficiencies realized by the shift of personnel.

Selling, general and administrative expenses increased 25.46% from $1.1 million in the first six months of fiscal 2002 to $1.4 million in the first six months of fiscal 2003. The increase is a result of bad debt written off in the second quarter and additional expenses related to the importing of pianos and sales and marketing of

our existing product lines.   These expenses were partially offset by an overall decrease in operational expenses of the first quarter. In July 2002 the company began to shift from its previous manufacturing focus to a sales focus.   To accomplish this goal, a larger sales department was established, territories were defined, and personnel were shifted to fill several new sales positions that were created.  New marketing material is also under development for use in promoting the existing product line.  Additional expenses related to the new sales and marketing efforts were offset in the first quarter by a reduction in retail advertising expenses.   The increase in sales from the previous fiscal year is mainly attributable to the new accounts obtained by the new sales force.

INTEREST EXPENSE, NET.  Net interest expense decreased 65.41% from $44,903 in the first six months of fiscal 2002 to $15,533 in the first six months of fiscal 2003. The decrease is due to a reduction in the interest rate and outstanding balance as a result of the new note payable.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income increased from $536,000 for the six month period ended December 31, 2001 to $825,000 for the six month period ended December 31, 2003 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Registrant’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, Registrant does not have available any established lines of credit with banking facilities.

Registrant’s cash was $1,811,000 and $1,505,000  at December 31, 2002 and June 30, 2002, respectively.  Income before interest, taxes, depreciation and amortization (“EBITDA”) increased $473,000 to $1,407,000 for the six months ended December 31, 2002 from $934,000 for the six months ended December 31, 2001.  The increase is directly related to higher sales in fiscal 2003.

The Registrant had a note payable to a lending institution due May 2002 with a balloon payment of approximately $919,000 payable at that time.  Registrant refinanced this note prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.75% at December 31, 2002) and due in May 2007, requires the Registrant to satisfy certain tests concerning tangible capital funds and debt coverage ratio.  The Registrant is in compliance with these covenants.

Registrant believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis.  There are no major capital expenditures planned in the foreseeable future, nor any payments planned for off-balance sheet obligations.  Registrant’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect Registrant’s ability to operate and grow as planned.

During the period ended December 31, 2002 the Company entered into a twelve-month consulting agreement which provides for the Company to make monthly payments of $10,417 through December 2003 in exchange for consulting services Related to further development of several of the Company’s product lines.

On December 11, 2002, the Company, through a new-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc. for $164,177 in cash, 100,000 shares of the Company’s common stock and future royalty payments (through November 1, 2032) based on sales volume.  The common stock is to be issued upon the completion of certain documentation.  As of December 31, 2002, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

Item 3.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report.   Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.   We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS Music Technologies, Inc.

Date 02/14/03

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer

CERTIFICATE OF CHIEF EXECUTIVE OFFICER UNDER SECTION 906 OF SARBANES- OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Thomas A. Dolan, certify that:

1.   The Quarterly Report for the quarter ended December 31, 2002 on Form 10-QSB of QRS Music Technologies, Inc. (the “ Report”) fully complies with the requirements of Section 13(a) or 15 (d) of the Securities and Exchange Act of 1934.

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer in the Report.

Date:  February 14, 2003

/s/ Thomas A. Dolan
Thomas A. Dolan
Chief Executive Officer

CERTIFICATE OF CHIEF EXECUTIVE OFFICER - Rule 13a-14 (17 CFR 240.13a-14)

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Thomas A. Dolan
Thomas A. Dolan
Chief Executive Officer

CERTIFICATE OF CHIEF FINANCIAL  OFFICER UNDER SECTION 906 OF SARBANES- OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Ann A. Jones, certify that:

1.   The Quarterly Report for the quarter ended December 31, 2002 on Form 10-QSB of QRS Music Technologies, Inc. (the “ Report”) fully complies with the requirements of Section 13(a) or 15 (d) of the Securities and Exchange Act of 1934.

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer in the Report.

Date:  February 14, 2003

/s/ Ann A. Jones
Ann A. Jones
Chief Financial Officer

CERTIFICATE OF CHIEF FINANCIAL EXECUTIVE OFFICER - Rule 13a-14 (17 CFR 240.13a-14)

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003

/s/ Ann A. Jones
Ann A. Jones
Chief Financial Officer