Form 10QSB
period 2003-03-31
QRS MUSIC TECHNOLOGIES INC
filed 2003-05-15
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003

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

QRS MUSIC TECHNOLOGIES, INC.

 TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended March 31, 2003

QRS Music Technologies, Inc.

Balance Sheets

	March 31, 2003	June 30, 2002
	(Unaudited)
Assets

Current assets
Cash	$937,072	$1,504,880
Accounts receivable (net of allowance for doubtful accounts of $40,000, and $166,000 respectively)	774,219	864,273
Inventories	4,469,030	3,554,071
Note receivable – stockholder	0	552,073
Income taxes refundable	0	55,000
Deferred income taxes	285,000	285,000
Prepaid expenses and other current assets	1,039,245	187,374
	7,504,566	7,002,671

Property, plant and equipment	1,022,999	998,945

Other assets	95,818	33,129
	$8,623,383	$8,034,745
Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	261,063	443,957
Accrued expenses	361,928	290,548
Income taxes payable	27,062	0
	815,065	899,517

Long-term debt	508,768	646,279

Commitments and contingencies
Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 authorized, 534,925 shares issued and outstanding, liquidation value of $2,533,089 and $2,909,992, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,258,956 shares and 9,248,956 shares, respectively, issued and outstanding	92,590	92,490
Additional paid-in capital	5,334,848	5,672,557
Retained earnings	1,866,763	718,553
	7,299,550	6,488,949

	$8,623,383	$8,034,745

See accompanying notes

QRS Music Technologies, Inc.

Statements of Income

Three Months Ended March 31, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$3,575,625	$2,969,696

Cost of sales	2,303,967	1,563,349

Gross profit	1,271,658	1,406,347

Operating expenses
Selling, general and administrative	589,685	465,488
Research and development	150,376	67,313
	740,061	532,801

Income from operations	531,597	873,546

Interest expense	10,152	27,959

Income before income taxes	521,445	845,587
Income tax expense
Current	198,720	341,167
Deferred	0	0
	198,720	341,167

Net income	322,725	504,420

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income available to common stockholders	$290,629	$472,324

Earnings per common share
Basic	$.03	$.05
Assuming dilution	$.03	$.05

Weighted average number of common shares outstanding

Basic	9,358,956	9,248,956

Assuming dilution	9,358,956	9,248,956

See accompanying notes

QRS Music Technologies, Inc.

Statements of Income

Nine Months Ended March  31, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$11,325,760	$9,073,512

Cost of sales	7,141,704	5,588,968

Gross profit	4,184,056	3,484,544

Operating expenses
Selling, general and administrative	1,960,807	1,558,332
Research and development	327,294	174,864
	2,288,101	1,733,196

Income from operations	1,895,955	1,751,348

Interest expense	25,685	72,862

Income before income taxes	1,870,270	1,678,486
Income tax expense
Current	722,060	637,824
Deferred	0	0
	722,060	637,824

Net income	1,148,210	1,040,662

Less current period preferred stock dividends in arrears	(96,288)	(96,288)

Income available to common stockholders	$1,051,922	$944,374

Earnings per common share
Basic	$.11	$.10
Assuming dilution	$.11	$.10

Weighted average number of common shares outstanding

Basic	9,288,080	9,248,956

Assuming dilution	9,288,080	9,248,956

See accompanying notes

QRS Music Technologies, Inc.

Statements of Cash Flows

Nine Months Ended March 31, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,148,210	$1,040,662
Depreciation and amortization	64,500	84,000
Provision for bad debt	(126,000)	(134,395)
Changes in
Accounts receivable	216,054	755,499
Inventories	(750,782)	873,664
Income taxes refundable	55,000	0
Prepaid expenses and other assets	(914,560)	(624,449)
Accounts payable	(182,894)	(158,329)
Accrued expenses	135,571	(399,326)
Income taxes payable	27,062	127,824
Net cash provided by (used in) operating activities	(327,839)	1,565,150

Investing activities
Acquisitions of property and equipment	(88,554)	(15,655)
Acquisitions of certain assets of Gulbransen, Inc.	(164,177)	0
Net cash (used in) investing activities	(252,731)	(15,655)

Financing activities
Repayment of note receivable- stockholder, net	552,073	(374,000)
Payment of preferred stock dividends	(409,000)	0
Proceeds from note payable - stockholder	0	0
Proceeds from issuance of common stock	7,200	0
Repayments of note payable – lending institution	(137,511)	(132,906)
Net cash provided by (used in) financing activities	12,762	(506,906)

Increase (decrease) in cash	(567,808)	1,042,589

Cash
Beginning of period	1,504,880	753,457

End of period	$937,072	$1,796,046

Supplemental disclosure of cash flow information
Interest paid	$25,685	$72,561
Income taxes paid	$640,000	$510,000

Supplemental disclosure of Noncash Investing Activities:

On December 11, 2002, the Company, through a newly-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc.  As part of the acquisition, the Company is to issue 100,000 shares of its common stock upon the completion of certain documentation.  As of March 31, 2003, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

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

Note 2              Inventories

Inventories at March 31, 2003 and June 30, 2002 consisted of:

	March 31, 2003	June 30, 2002
	(Unaudited)

Raw materials	$3,029,137	$1,841,641
Work-in-process	0	0
Finished goods	1,631,736	1,934,938
	4,660.873	3,776,579
Valuation reserve	(191,843)	(222,508)
	$4,469,030	$3,554,071

Note 3              Dividends in arrears

Dividends in arrears on the Series A preferred stock amounted to $393,389 at March 31, 2003.  In February 2003 and December 2002, the Company’s Board of Directors declared a cash dividend on the Series A preferred stock of $.39 per share.  A total of $409,000 was paid to the holder of Series A preferred stock during the nine months ended March 31, 2003.

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

In 2003 and 2002, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation and in 2003 options for 200,000 common shares were not included in the computation because they were antidilutive.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”).  SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted.  The Company adopted SFAS 143 effective July 1, 2002.  Adoption did not have a material impact on the Company’s results of operations and financial condition.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  SFAS 144 superseded Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.  The Company adopted SFAS 144 effective July 1, 2002.  Adoption did not have a material impact on the Company’s results of operations and financial condition.

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

Inventory	164,177
Goodwill	60,000
Purchase price	224,177

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

SALES.  Total sales increased 20.40% from $2.97 million in the third three months of fiscal 2002 to $3.58 million in the third three months of fiscal 2003.  Increased sales of pianos and pianos equipped with the Pianomation player systems accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 47.37 % from $1.56 million in the third three months of fiscal 2002 to $2.3 million in the third three months of fiscal 2003.  As a percentage of sales, cost of sales increased 11.8%.  This was largely due to the mix of products sold and sales incentives that were offered in the third quarter of fiscal 2003 that were not offered in fiscal 2002.

Selling, general and administrative expenses increased 26.68% from $465,000 in fiscal 2002 to $590,000 in fiscal 2003. The increase is the result additional sales and marketing expenses incurred during the third quarter as a result of the company shift from its previous manufacturing focus to a sales focus.   To accomplish this goal, a larger sales department was established, territories were defined, and personnel were shifted to fill several new sales positions that were created.  In addition to the marketing material introduced in the second quarter, there is additional new marketing material under development for use in promoting the existing product line.

INTEREST EXPENSE, NET.  Net interest expense decreased 63.69% from $28,000 in the third three months of fiscal 2002 to $10,000 in the third three months of fiscal 2003.  The decrease is due to a reduction in the interest rate and outstanding balance during the period.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 36.02% from $504,000 for the three month period ended March 31, 2002 to $323,000 for the three month period ended March 31, 2003 as a result of the above mentioned variances.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2002.

SALES.  Total sales increased 24.82% from $9.07 million in the first nine months of fiscal 2002 to $11.33 million in the first nine months of fiscal 2003.  Increased sales of pianos and pianos equipped with the Pianomation player systems accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 27.78 % from $5.59 million in the first nine months of fiscal 2002 to $7.14 million in the first nine months of fiscal 2003.  As a percentage of sales, cost of sales increased 1.46 percentage points from 61.59% in the first nine months of fiscal 2002 to 63.05% in the first nine months of fiscal 2003. This was largely due to the mix of products sold in the third quarter of fiscal 2003.

Selling, general and administrative expenses increased 25.82% from $1.56 million in the first nine months of fiscal 2002 to $1.96 million in the first nine months of fiscal 2003. The increase is a result of additional expenses related to the importing of pianos and sales and marketing of our existing product lines.   These expenses were partially offset by an overall decrease in operational expenses of the first quarter. In July 2002 the company began to shift from its previous manufacturing focus to a sales focus.   To accomplish this goal, a larger sales department was established, territories were defined, and personnel were shifted to fill several new sales positions that were created.  New marketing material is also under development for use in promoting the existing product line.  Additional expenses related to the new sales and marketing efforts were offset in the first quarter by a reduction in retail advertising expenses.   The increase in sales from the previous fiscal year is mainly attributable to the new accounts obtained by the new sales force.

INTEREST EXPENSE, NET.  Net interest expense decreased 64.75% from $73,000 in the first nine months of fiscal 2002 to $26,000 in the first nine months of fiscal 2003.    The decrease is due to a reduction in the interest rate and outstanding balance during the period.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income increased from $1,041,000 for the nine month period ended March 31, 2002 to $1,148,000 for the nine month period ended March 31, 2003 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Registrant’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, Registrant does not have available any established lines of credit with banking facilities.

Registrant’s cash was $937,000 and $1,505,000  at March 31, 2003 and June 30, 2002, respectively.  Income before interest, taxes, depreciation and amortization (“EBITDA”) increased $125,000 to $1,960,000 for the nine months ended March 31, 2003 from $1,835,000 for the nine months ended March 31, 2002.  The increase is directly related to increased sales in fiscal 2003.

The Registrant had a note payable to a lending institution due May 2002 with a balloon payment of approximately $919,000 payable at that time.  Registrant refinanced this note prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.25% at March 31, 2003) and due in May 2007, requires the Registrant to satisfy certain tests concerning tangible capital funds and debt coverage ratio.  The Registrant is in compliance with these covenants.

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

On December 11, 2002, the Company, through a newly-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc. for $164,177 in cash, 100,000 shares of the Company’s common stock and future royalty payments (through November 1, 2032) based on sales volume.  The common stock is to be issued upon the completion of certain documentation.  As of March 31, 2003, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

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

QRS Music Technologies, Inc.

Date	05/15/03

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer

CERTIFICATE OF CHIEF EXECUTIVE OFFICER UNDER SECTION 906 OF SARBANES- OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Thomas A. Dolan, certify that:

1.   The Quarterly Report for the quarter ended March 31, 2003 on Form 10-QSB of QRS Music Technologies, Inc. (the “ Report”) fully complies with the requirements of Section 13(a) or 15 (d) of the Securities and Exchange Act of 1934.

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer in the Report.

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Thomas A. Dolan
Thomas A. Dolan
Chief Executive Officer

CERTIFICATE OF CHIEF FINANCIAL  OFFICER UNDER SECTION 906 OF SARBANES- OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Ann A. Jones, certify that:

1.   The Quarterly Report for the quarter ended March 31, 2003March 31, 2003 on Form 10-QSB of QRS Music Technologies, Inc. (the “ Report”) fully complies with the requirements of Section 13(a) or 15 (d) of the Securities and Exchange Act of 1934.

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer in the Report.

Date: May 15, 2003

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