Form 10KSB
period 2003-06-30
QRS MUSIC TECHNOLOGIES INC
filed 2003-09-26
CIK 1126535

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO
Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2003

Commission file number: 0-31955

QRS Music Technologies, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3683315 (I.R.S. Employer Identification No.)
2011 Seward Avenue, Naples, Florida (Address of principal executive offices)	34109 (Zip Code)
(239) 597-5888 Issuer's telephone number
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common, $0.01 par value (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

        The issuer's revenues for its most recent fiscal year were $14,934,100.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid ($.85) and closing asked ($1.10) price of such common equity, as of June 30, 2003 was $2,595,354.

        The number of shares outstanding of the issuer's common stock as of June 30, 2003 was 9,258,956.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I

Item 1. Description of Business.

GENERAL

        QRS Music Technologies, Inc. ("Registrant") is a Delaware Corporation which was formed in January, 1990. During fiscal year ended June 30, 2003, Registrant's primary lines of business were manufacture and sale of Pianomation® Music Instrument Digital Interface ("MIDI"), manufacture and sale of Story & Clark pianos, sale of MIDI CDs and floppy disks, distribution of piano supply parts, manufacture and distribution of the Gulbransen Digital Hymnal, and manufacture and sale of music rolls for player pianos. During fiscal year ended June 30, 2003 a wholly owned subsidiary was formed (Church Services, Inc.) for the purposes of the acquisition of a new business operation. All financial statements presented are consolidated statements. Registrant's corporate offices and Pianomation® development facilities and showroom are located in Naples, Florida. Registrant has a warehouse, teaching facility and showroom facility in Las Vegas, Nevada, piano manufacturing and Pianomation® assembly and showroom facilities in Seneca, Pennsylvania, and a piano roll manufacturing and warehouse facility and software development facility in Buffalo, New York. See "Consolidated Financial Statements" for financial information.

PIANOMATION®

        The Pianomation® MIDI System is a Musical Instrument Digital Interface equipped playback system for acoustic and digital pianos. Pianomation®, which is Registrant's flagship product, automates Registrant's own line of Story & Clark pianos, and can be retrofitted by independent installers into virtually any brand of piano. Several major piano manufacturers, including Baldwin Piano & Organ Co and Young Chang Pianos, have selected Pianomation® as an OEM choice for factory installation in new instruments.

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

        Pianomation's® flexibility and open-ended architecture allow a wide range of use and flexibility for all current and future playback formats. With QRS CDs, Pianomation® can play unobtrusively with solo piano music or with concert-quality performances that include audio accompaniment; with QRS videos, Pianomation® can be used for group sing-alongs or karaoke; with QRS floppies, Pianomation® can drive a general MIDI system for the MIDI enthusiast; and, with various computer programs, it can serve the working musician as a MIDI slave, interacting on a sophisticated level with all manner of MIDI equipment. Introduced this year were the new Transcription Series and SyncAlong CDs. The SyncAlong Series CDs leverage the Pianomation system advantages to allow the end-user to experience the true audio recordings of major recording artists. Registrant also sells the Playola System of portable piano automation. Unlike the Pianomation® System which requires installation by a trained technician, the Playola system consists of only two components which can be easily placed on and removed from a piano by a user. Playola is also MIDI compatible. Also introduced this year was a Playola specifically designed to the play the Hammond B3 organ. The unit is currently being marketed under the Psalmist name to churches by a third party distributor.

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

Pianomation® Distribution

        Registrant distributes the Pianomation® system as an option on its Story & Clark pianos, through approximately 260 independent piano retailers and independent piano technicians who install the system on pianos initially sold by the retailer or as a retrofit on pianos owned by customers. Registrant also distributes through OEM sales to large piano manufacturers such as Baldwin Piano Co., Young Chang Pianos and Weber Pianos and other distributors who private label the system. Playola is distributed though the same network of independent piano retailers.

STORY & CLARK PIANOS

        Registrant imports and sells pianos under the Story & Clark trademark, and manufactures a select number of specialty pianos bearing the Story & Clark trademark. The Story & Clark line includes reproducing player pianos, grand pianos, console and studio pianos, nickelodeons, custom leaded glass panel pianos, roll players, and various piano accessories such as piano benches and lamps. The term player piano is used to describe any acoustic piano that has been modified to play itself. A nickelodeon is a piano that plays itself, and has additional instruments (such as drums, xylophone, castanets, etc.) that are mounted on or near the piano and are also played by the same solenoid system.

        All Story & Clark pianos, including imported pianos, are thoroughly serviced and prepared by factory piano technicians prior to sale. All Story & Clark pianos are pre-slotted to allow for easy later installation of the Pianomation® system.

Piano Manufacture

        A majority of Registrant's line of pianos, including its Prelude and Cambridge lines, are imported from the Peoples Republic of China. Specialty pianos and all piano prep services are performed at Registrant's 46,000 square foot facility in Seneca, Pennsylvania. Registrant believes that there is an adequate supply of all materials used to build its specialty pianos in Pennsylvania. Registrant also believes there are other sources of imported pianos if current supply were interrupted.

        The name Story & Clark is used on pianos that are manufactured at Registrant's Pennsylvania facility, including the Hampton, Classic, Nickelodeon and Roll Player pianos. The Prelude and Cambridge names are used for pianos imported from various manufacturers from the People's Republic of China. For fiscal year ended June 30, 2003 and June 30, 2002 combined Cambridge and Prelude sales represented 39.04% and 19.15% of overall sales respectively.

Piano Distribution

        Registrant distributes its pianos and technology products through a network of approximately 300 to 400 independent piano stores in the following areas of the country: East Coast (207); Central States (107); and West Coast (75).

        The Registrant may enter into an agreement with a financing company when the dealer (purchaser) desires to finance his purchases. For the year ended June 30, 2003, approximately 24.2% of the Registrant sales were subject to these financing agreements. Under these agreements, the entire sale is financed. Total amount of material cost incurred by the Registrant due to repurchasing of repossessed merchandise amounted to $51,075 for the year ended June 30, 2003. In Fiscal 2003, Registrant also retailed its pianos through its own showrooms in Naples and Las Vegas.

PLAYER PIANO ROLLS

        Registrant is the only major manufacturer in the world of paper player piano rolls. Registrant has master recording data for over 5,000 music titles for player piano rolls and maintains an inventory of over 40,000 music rolls at its Buffalo facility. Registrant contracts with copyright owners for nonexclusive rights to produce various musical selections and then with artists who actually perform the musical selection. Registrant has master rolls representing the only player piano performance of Liberace and one of only a few of the performances of Scott Joplin, Fats Waller, George Gershwin and other famous pianists. Celebrity performances are recorded on a specially equipped piano called a marking piano. Each key on the marking piano is connected pneumatically to a metal stylus on unit sitting next to the piano. There is a blank roll of piano roll paper that passes over a drum equipped with a piece of carbon paper. As a key is depressed on the piano, the metal stylus descends against the piano roll paper, and a carbon mark is made on the underside of the paper. As long as the key is depressed, the stylus stays down. Once the key is released, the stylus raises. Once the performance is complete, the roll with the carbon marks is taken out, and the carbon lines are cut out with an exacto knife. This becomes the pattern for the piano rolls that will be mass-produced. Celebrity performances are recorded on the marking piano because it requires no knowledge of player piano roll arranging by the performer. The artist is only required to sit at the piano and play as they normally would. Upon completion of the performance there is a pattern of the exact performance that can then be reproduced in the form of a perforated piano roll. When the completed roll is played on a customer's piano, the original artist's performance will be duplicated exactly. For fiscal year ended June 30, 2003 and 2002 player piano roll sales represented 2.82% and 3.9% of total overall sales respectively. Non-celebrity performances are done on a digital keyboard or computer. All raw materials for the rolls are readily available from multiple sources. Registrant also sells player piano accessories.

Roll Distribution

        Player piano rolls and player piano accessories are primarily sold though mail order catalog. Registrant maintains a prospect list of over 89,000 qualified buyers. Registrant also sells player piano rolls and accessories on its internet web site and through approximately 50 independent dealers.

MIDI CDS AND FLOPPY DISKS

        Registrant has an inventory of over 2000 musical data files in MIDI format which it sells in CD and floppy disk format and as downloads on its internet web site. The CDs are primarily used for electronic player devices such as Pianomation®. The floppy disks and web downloads can be used on digital keyboards, computers and any other MIDI sequencer. Total CD and floppy sales for fiscal year ended June 30, 2003 and 2002 were 5.63% and 7.69% of total overall sales respectively.

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

        Story & Clark competes with very large (Baldwin Piano Co., Steinway Pianos, Samick Pianos, Young Chang Pianos, and Kawai Music) and small piano manufacturers and has a very small portion of the market. Principal competitive factors are distribution channels, trademark and price. While it is one of only a handful of domestic piano manufacturers, Registrant competes by filling niche markets including player pianos and nickelodeons rather than competing in the mass distribution market for standard home-use and commercial-use pianos.

        New player rolls are sold by only one other company (Mastertouch Piano Rolls) which does not market to the United States. Used player piano rolls are sold by numerous individuals.

PIANOMATION AND OTHER PIANO SALES

        For fiscal year ended June 30, 2003 perforated paper roll players represented 1.28% of our piano sales, and for fiscal year ended June 30, 2002 they represented 3.77%. For fiscal year ended June 30, 2003 and 2002, nickelodeons represented 0% and 3.16% of piano sales respectively. Total piano sales for fiscal year ended June 30, 2003 and 2002 represented 40.95% and 27.96% of total overall sales respectively. Sales of Pianomation® systems and hardware products for fiscal year ended June 30, 2003 and 2002 represented 46.68% and 57.71% of overall sales respectively. Approximately 48.11% of Story & Clark pianos sold were retrofitted with the Pianomation® system in fiscal year 2003 and approximately 45.15% in fiscal year 2002.

EMPLOYEES

        Registrant employs 50 full-time employees and 1 part-time employee.

RESEARCH AND DEVELOPMENT

        Registrant is involved in several research and development projects both in the area of Pianomation products and pianos. The expenditures for fiscal year 2002 were $307,000 and for fiscal 2003 they were $421,000. All research and development expenses were borne directly by the company. Other than new products discussed elsewhere herein, all other publicly announced new products are in the research and development stage.

PATENTS TRADEMARKS AND LICENSES

        Registrant has 6 United States Trademark registrations: Registration No. 658,518 (QRS logo), Registration No. 2,190,286 (QRS), Registration No. 2,562,052 (Hobart M. Cable), Registration

No. 2,490,762 (Story & Clark), Registration No. 2,227,035 (Pianomation), and Registration No. 744,841 (Gulbransen).

Item 2. Description of Property.

        Registrant owns a 24,000 square foot building in Buffalo, New York which is used for piano roll manufacture and warehouse, a 46,000 square foot building in Seneca, Pennsylvania which is used as a piano manufacturing and warehouse facility, and a 17,000 square foot building in Seneca, Pennsylvania which is used for Pianomation® System assembly and warehouse. Registrant leases from its Chairman and largest shareholder, 4,000 square feet of office and warehouse space in Naples, Florida. The Naples location is Registrant's principal corporate office. Registrant leases from its Chairman and largest shareholder approximately 6,000 square feet of showroom and warehouse space in Las Vegas, Nevada. The terms of the office space arrangements for Las Vegas and Naples are comparable to similar spaces available on the open market. Registrant is currently utilizing without charge warehouse space in New South Wales, Australia provided by Alltech International Holdings, an affiliate of Registrant's Chairman. The Registrant intends to ship pianos and Pianomation units to be inventoried in this spaces.

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

        No matters were submitted to shareholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        On August 6, 2001 the Company's common stock began quotation on the OTCBB under the symbol QRSM. Prior to that time, the Company's common stock was quoted on the Electronic Pink

Sheets. The high and low bids of Registrant's common stock for each quarter during fiscal years ended June 30, 2003 and 2002 are as follows:

	High Bid Price	Low Bid Price
Fiscal Year Ended June 30, 2002:
First Quarter	1.25	.60
Second Quarter	.72	.45
Third Quarter	1.95	.45
Fourth Quarter	2.07	1.20
Fiscal Year Ended June 30, 2003:
First Quarter	1.35	.80
Second Quarter	.80	.46
Third Quarter	1.40	.65
Fourth Quarter	1.07	.80

        Trading information is as reported by the National Association of Securities Dealers Composite feed or other qualified interdealer quotation medium and as compiled by Pink Sheets, LLC. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        The records of American Registrar and Transfer Co., Registrant's transfer agent, indicate that there are 136 registered owners of Registrant's common stock as of June 30, 2003.

        Registrant has paid no dividends on common stock in the past four fiscal years. Registrant has no intention of paying dividends on common stock in the foreseeable future. Registrant has declared and paid $409,000 in preferred stock dividends in fiscal year 2003. All shares of preferred stock are owned by Registrant's Chairman.

Item 6. Management's Discussion and Analysis or Plan of Operation.

GENERAL.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

        Certain statements in this Form 10-KSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of the September 11, 2001 terrorist attack on New York City and Washington, D.C. including effects on international and domestic transportation of goods, the state of the economy; the financial condition of major OEM's such as Baldwin Piano and Organ and Young Chang Pianos; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; uncertainty regarding economic recovery of the United States and international economies in general and consumer spending in particular, and other factors particular to Registrant.

        The Registrant's fiscal year ends each June 30, and the fiscal years ended June 30, 2003, June 30, 2002 are referred to as "fiscal 2003" and "fiscal 2002", respectively.

        Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. Registrant sells its products to dealers and end-users, predominately in the United States and has offices in New York, Pennsylvania, Florida and Nevada recently started utilizing space in New South Wales, Australia.

Critical Accounting Policies and Estimates

Summary:

        The consolidated financial statements include the accounts and transactions of QRS Music Technologies Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances are eliminated in consolidation. The preparation of consolidated financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Registrant evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty provisions, contingencies and litigation. The Registrant bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. The Registrant believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition:

        Sales of products are recognized by the Registrant upon shipment to its customers. Stated terms of each sale are generally FOB shipping point and title for the products transfers to the customer upon shipment. The Registrant may, at times, arrange financing of customers' purchases through commercial financing companies. These arrangements generally require the Registrant to repurchase pianos financed and repossessed by the commercial financing companies. The purchase price is typically the total unpaid balance owed to the finance companies plus reasonable expenses. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Registrant's products generally carry a warranty. These costs are accrued at the point of shipment and, at June 30, 2003, the Registrant had a reserve for returns of $91,000.

Allowance for Doubtful Accounts:

        No single customer of the Registrant has represented greater than 10% of revenues or accounts receivable in fiscal 2003 or fiscal 2002. The Registrant maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Registrant's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Registrant does not request collateral from its customers but collectibility is enhanced through the use of credit card payments. The Registrant assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. For fiscal 2003 and fiscal 2002 the Registrant recorded a provision for doubtful accounts of approximately $73,000 and $166,000, respectively.

Inventories:

        Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. On a regular basis the Registrant reviews its inventories for slow-moving and obsolete items and adjusts the value of such inventory to its estimated net realizable value. As of June 30, 2003, the Registrant reflected a reserve for slow-moving and obsolete inventory of approximately $349,000.

        The Registrant believes that the mix of inventory reflects the current customer demand for products. The Registrant maintains several hundred suppliers for both manufactured and distributed components and products. The Registrant feels that there are many sources for component suppliers, and maintains a listing of alternative source for many critical parts. No assurances can be given as to maintaining a supply from any one distributor. Currently, the Registrant doesn't have any knowledge from any distributor as to a reduction or discontinuation of products currently being purchased. Registrant has no information indicating that any distributor intends to reduce or discontinue products currently being purchased.

Long-Lived Assets, Intangible Assets and Goodwill:

        The Registrant adopted SFAS No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. Under these standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer subject to amortization. Rather, it is subject to periodic impairment tests based on its fair value. Goodwill represents the excess cost over the fair value of tangible net assets of the Registrant and is recorded on the consolidated balance sheet in other assets. The Registrant reviews the carrying value of the goodwill annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired. If this review indicates that goodwill is not recoverable, the Registrant's carrying value of the goodwill is reduced by the estimated shortfall. As of June 30, 2003, no impairment has been recorded.

Income Taxes:

        As part of the process of preparing the consolidated financial statements, the Registrant is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Registrant estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Registrant must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, the Registrant must establish a valuation allowance. In the event that actual results differ from these estimates, or the Registrant adjusts these estimates in future periods, the Registrant may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

        The Registrant has substantial deferred tax assets associated with inventory adjustments, allowance for doubtful accounts and other accruals which will reduce taxable income in the future. The Registrant believes that it is more likely than not that the deferred tax assets will be utilized.

FISCAL 2003 COMPARED TO FISCAL 2002.

        SALES. Total sales increases 24.34% from $12.01 million in fiscal 2002 to $14.93 million in fiscal 2003. The majority of the increase is attributable to an increase in the sales of Story & Clark pianos, and to a lesser extent Pianomation Hardware sales. In fiscal 2003 the company changed focus from manufacturing and production to sales and marketing. Changes involved included expanding the piano line, adjusting the mix of piano sizes and finishes, and realigning talent to focus on procuring, maintaining, and developing the dealer network of Story & Clark dealers. These efforts not only led to a substantial increase in piano sales, but also had the benefit of exposing dealers to the advantages of the Pianomation system, and thereby increasing the sales of Pianomation Hardware. Although there was only a small net change in the number of Story & Clark dealers, the company was benefited by a stronger penetration with the current dealers and a shifting of dealers in some markets to a larger store or chain affording more opportunities for customer sales. The decrease in Pianomation sales to OEM accounts such as Samick and Baldwin was more than offset by the additional unit purchases by the existing dealer base, and the increase in factory installed units on Story & Clark pianos.

        COSTS AND EXPENSES. Total cost of sales increased 18.24% from $8.33 million in fiscal 2002 to $9.85 million in fiscal 2003. As a percentage of sales, cost of sales decreased 3.4 percentage points from 69.37% in fiscal 2002 to 65.97% in fiscal 2003. While higher sales accounted for a higher total cost of sales, the changes in the company produced positive results by reducing the cost of sales as a percentage of sales. The shift from manufacturing produced the greatest savings. An important factor in the decision to cease a majority of piano manufacturing was the lower cost of importing pianos from the Peoples Republic of China. The cost of purchasing, importing, and prepping the pianos was lower than the cost of manufacturing similar products and resulted in a reduced cost of sales. Since the Registrant is only producing a small percentage of specialty pianos, a majority of the pianos sold bear the Prelude and Cambridge names, indicating they were imported from the Peoples Republic of China. The product mix (pianos vs. technology) also has a great impact on the cost of sales.

        Selling, general and administrative expenses increased 23.68% from $2.21 million in fiscal 2002 to $2.74 million in fiscal 2003. The greatest impact of the shift from manufacturing and production to sales and marketing was felt in the selling, general and administrative expenses. Several employees were shifted from direct labor positions to commissioned sales positions. This in addition to new marketing material produced in fiscal 2003 increased expenses. Since a majority of the sales force in place is paid on a percentage of sales, these expenses also increased with the increased sales. Research and development expenses increased 36.96% from $308,000 in fiscal 2002 to $421,000 in fiscal 2003 due to the varying development times of products in development. Several products, such as the Psalmist and the Virtuoso Violin moved from development to production and distribution, and several more products will be released in fiscal year 2004. Several new projects were begun that will not be completed or produced until fiscal year 2005.

        INTEREST EXPENSE, NET. Net interest expense decreased 66.12% from $90,000 in fiscal 2002 to $31,000 in fiscal 2003. The decrease is due to declining loan balances and a lower interest rate negotiated in May, 2002.

        PROVISION FOR INCOME TAXES. Registrant's effective tax rate for fiscal 2003 and fiscal 2002 was 37.6% and 36%, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

        The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

        Registrant's cash and cash equivalents were $967,000 and $1.5 million at June 30, 2003 and 2002, respectively. Fiscal 2003 earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $760,000 to $2.05 million from $1.29 million in fiscal 2002. Registrant's cash and cash equivalent decreased for year ended June, 30, 2003 as compared to the year ended June 30, 2002 as a result of the shift from manufacturing pianos to importing pianos and the payment of preferred stock dividends. The importation of pianos from China requires that the pianos be paid upon shipping from overseas, instead of purchasing parts and paying for them 30 days after receipt. This process has a negative impact on cash flow as it requires the use of funds 90 to 120 days prior to the receipt of funds for an item. Although the increased sales and additional funds available due to the decrease in cost of sales have allowed the Registrant to maintain proper inventory levels. Also during fiscal year 2003, the Registrant made payments on the outstanding preferred stock dividends. The accounts receivable for fiscal year ended June 30, 2003 were slightly higher than fiscal year ended June 30, 2002, due to the increased sales in the fourth quarter.

        The Registrant had a note payable to a lending institution due May 2002 with a balloon payment of approximately $919,000 payable at that time (see Note 4 to the Financial Statements). Registrant refinanced this note prior to the due date. The new note payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.25% at June 30, 2003) and due in May 2007, requires the Registrant to satisfy certain tests concerning tangible capital funds and debt coverage ratio. The Registrant is in compliance with these covenants.

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

        Future contractual obligations of the Registrant are as follows:

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Next 12 Months	1-3 Years	After 4 Years
Long Term Debt	646,278	165,012	481,266	—
Operating Leases	216,000	24,000	72,000	120,000

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS 5, 57 and 107 and Rescission of FIN 34. FIN 45 requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. FIN 45 also requires increased disclosure of guarantees, including product warranty information. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Effective January 1, 2003 the Company adopted FIN 45, which did not have a material impact on its financial position or results of operations.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating certain implementation provisions, but does not expect the adoption of EITF Issue 00-21 to have a material effect on its financial position, results of operations and cash flows.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to SFAS 123. SFAS 148 amends SFAS 123, "Accounting for Stock-based Compensation" to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 with respect to the alternative transition methods permitted and the annual disclosures required. The disclosure provisions for interim financial information is effective for all periods presented in financial reports containing financial statements for interim periods beginning after December 15, 2002. Because the Company currently does not have stock-based compensation plans, SFAS 148 does not have an impact on the Company's financial statements and related disclosures.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company does not believe that these provisions will have a material impact on its financial statements.

        In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly. SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003. The Company does not expect the application of SFAS 149 to have a material impact on its financial position or results of operations because the Company does not use derivative instruments.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of adopting SFAS 150 on its results of operations, financial position or consolidated cash flows.

        Reclassifications—Certain amounts reported in the 2002 financial statements have been reclassified to conform with the 2003 presentation without affecting previously reported net income.

Item 7. Financial Statements.

QRS Music Technologies Inc.
Table of Contents
June 30, 2003 and 2002

Page
Independent Auditors' Report	13
Financial Statements
Consolidated Balance Sheets	14
Consolidated Statements of Income	15
Consolidated Statements of Changes in Stockholders' Equity	16
Consolidated Statements of Cash Flows	17-18
Notes to the Consolidated Financial Statements	19-25

Independent Auditors' Report

Board of Directors of
QRS Music Technologies Inc.

We have audited the accompanying consolidated balance sheets of QRS Music Technologies Inc. as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QRS Music Technologies Inc. as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
August 21, 2003

QRS Music Technologies Inc.
Consolidated Balance Sheets
June 30, 2003 and 2002

	2003	2002
Assets
Current assets
Cash	$966,935	$1,504,880
Accounts receivable (net of allowance for doubtful accounts of $73,400 and $166,000 as of June 30, 2003 and 2002, respectively)	967,009	864,273
Inventories	5,055,195	3,710,891
Note receivable—stockholder		552,073
Income taxes refundable	185,000	55,000
Deferred income taxes	288,000	285,000
Prepaid expenses and other current assets	222,999	30,554

	7,685,138	7,002,671
Property, plant and equipment	992,208	998,945
Other assets	95,019	33,129

	$8,772,365	$8,034,745

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	472,868	443,957
Accrued expenses	319,122	290,548

	957,002	899,517

Long-term debt	481,267	646,279

Commitments and contingencies
Stockholders' equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding in 2003 and 2002, liquidation value of $2,565,185, and $2,909,992, respectively, as of June 30, 2003 and 2002	5,349	5,349
Class A common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,258,956 and 9,248,956 shares issued and outstanding in 2003 and 2002, respectively	92,590	92,490
Additional paid-in capital	5,334,848	5,672,557
Retained earnings	1,901,309	718,553

	7,334,096	6,488,949

	$8,772,365	$8,034,745

See accompanying notes.

QRS Music Technologies Inc.
Consolidated Statements of Income
Years Ended June 30, 2003 and 2002

	2003	2002
Net sales	$14,934,100	$12,010,826
Cost of sales	9,852,111	8,332,213

Gross profit	5,081,989	3,678,613

Operating expenses
Selling, general and administrative	2,735,328	2,211,539
Research and development	421,397	307,686

	3,156,725	2,519,225

Income from operations	1,925,264	1,159,388
Interest expense	30,508	90,063

Income before income taxes	1,894,756	1,069,325

Income tax expense (benefit)
Federal	615,000	250,000
State	100,000	45,000
Deferred	(3,000)	90,000

	712,000	385,000

Net income	1,182,756	684,325
Less current year preferred stock dividends in arrears	(128,382)	(128,382)

Income available to common stockholders	$1,054,374	$555,943

Net income per common share
Basic	$0.11	$0.06

Assuming dilution	$0.11	$0.06

Shares used in computing per share amounts
Basic	9,358,956	9,248,956

Assuming dilution	9,358,956	9,248,956

See accompanying notes.

QRS Music Technologies Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 2003 and 2002

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance, June 30, 2001	534,925	$5,349	9,248,956	$92,490	$5,631,245	$34,228	$5,763,312
Net income						684,325	684,325
Stock options issued for services					41,312		41,312

Balance, June 30, 2002	534,925	5,349	9,248,956	92,490	5,672,557	718,553	6,488,949
Net income						1,182,756	1,182,756
Issuance of common stock			10,000	100	7,100		7,200
Series A preferred stock dividends paid (net of dividends previously accrued)					(344,809)		(344,809)

Balance, June 30, 2003	534,925	$5,349	9,258,956	$92,590	$5,334,848	$1,901,309	$7,334,096

See accompanying notes.

QRS Music Technologies Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2003 and 2002

	2003	2002
Operating activities
Net income	$1,182,756	$684,325
Depreciation and amortization	123,504	129,592
Loss on disposition of assets	1,014
Provision for bad debts	265,841	116,929
Reserve for returns	9,000	(8,000)
Deferred tax expense (benefit)	(3,000)	90,000
Stock options issued for services		41,312
Changes in
Accounts receivable	(368,577)	223,223
Inventories	(1,180,127)	1,099,049
Incomes taxes refundable	(130,000)	(55,000)
Prepaid expenses and other current assets	(192,445)	107,188
Other assets	(1,890)	14,232
Accounts payable	28,911	(115,358)
Accrued expenses	23,765	(300,061)
Income taxes payable		(160,000)

Net cash provided by (used in) operating activities	(241,248)	1,867,431

Investing activities
Acquisitions of property and equipment	(131,331)	(20,889)
Proceeds from sale of assets	13,550
Acquisition of certain assets of Gulbransen, Inc.	(164,177)
Advances to stockholder		(552,073)
Repayments from stockholder	552,073

Net cash provided by (used in) investing activities	270,115	(572,962)

Financing activities
Repayments of note payable—stockholder		(374,000)
Repayments of long-term debt	(165,012)	(169,046)
Issuance of common stock	7,200
Series A preferred stock dividends paid	(409,000)

Net cash used in financing activities	(566,812)	(543,046)

Increase (decrease) in cash	(537,945)	751,423
Cash
Beginning of year	1,504,880	753,457

End of year	$966,935	$1,504,880

See accompanying notes.

QRS Music Technologies Inc.
Consolidated Statements of Cash Flows, Continued
Years Ended June 30, 2003 and 2002

	2003	2002
Supplemental disclosures of cash flow information
Interest paid	$30,508	$90,063

Income taxes paid	$845,000	$510,000

Supplemental schedule of noncash financing activities

  On December 11, 2002, the Company, through a newly formed, wholly owned subsidiary, acquired certain assets of Gulbransen, Inc. As part of the acquisition, the Company is to issue 100,000 shares of its common stock upon the completion of certain documentation. As of June 30, 2003, the common stock was not issued and a liability in the amount of $60,000 was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

See accompanying notes.

QRS Music Technologies Inc.
Notes to the Consolidated Financial Statements
Years Ended June 30, 2003 and 2002

Note 1 Nature of Operations and Significant Accounting Policies

        Nature of Operations—QRS Music Technologies, Inc. (the "Company") is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos. The Company sells its products to dealers and end-users, predominantly in the United States.

        Church Services, Inc., a wholly owned subsidiary, was established during the year ended June 30, 2003 to acquire certain assets of Gulbransen, Inc.

        The Company has divisions in Buffalo, New York; Seneca, Pennsylvania; Naples, Florida; and Las Vegas, Nevada.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Church Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Cash—At June 30, 2003 and 2002, the Company had deposits at two commercial banks. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits may from time to time exceed federally insured limits.

        Accounts Receivable—The Company grants trade credit to domestic and international customers. Receivables are valued at management's estimate of the amount that will ultimately be collected. The allowance for doubtful accounts is based on the specific identification of uncollectible accounts and the Company's historical collection experience.

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

        Goodwill—The Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. Under these standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer subject to amortization. Rather, it is subject to periodic impairment tests based on its fair value. Goodwill represents the excess cost over the fair value of tangible net assets of the Company and is recorded on the consolidated balance sheet in other assets. The Company reviews the carrying value of the goodwill annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired. If this review indicates that goodwill is not recoverable, the Company's carrying value of the goodwill is reduced by the estimated shortfall. As of June 30, 2003, the Company has $60,000 of goodwill included in other assets on the consolidated balance sheets and no impairment has been recorded.

        Advertising—The Company expenses advertising as the costs are incurred. Advertising expense was approximately $52,000 and $132,000 for the years ended June 30, 2003 and 2002, respectively.

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

        Earnings Per Share—The Company computes earnings per share ("EPS") under Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Basic net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if convertible preferred stock, warrants, options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

        The computation of basic and diluted EPS was as follows:

	2003	2002
Numerator
Net income	$1,182,756	$684,325
Preferred stock dividends	(128,382)	(128,382)

Basic EPS
Income available to common stockholders	$1,054,374	$555,943

Denominator
Basic and diluted income per share-weighted average shares outstanding	9,358,956	9,248,956

Basic net income per share	$0.11	$0.06

Diluted net income per share	$0.11	$0.06

        In 2003 and 2002, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive. In 2003 and 2002, options for 200,000 common shares were not included in the computation because they were antidilutive. In 2003, 100,000 common shares issued for the Gulbransen acquisition (Note 9) were considered to be outstanding for the computation of basic and diluted shares, even though such shares have not yet been issued.

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

        Recent Accounting Pronouncements—In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS 5, 57 and 107 and Rescission of FIN 34. FIN 45 requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. FIN 45 also requires increased disclosure of guarantees, including product warranty information. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Effective January 1, 2003 the Company adopted FIN 45, which did not have a material impact on its financial position or results of operations.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating certain implementation provisions, but does not expect the adoption of EITF Issue 00-21 to have a material effect on its financial position, results of operations and cash flows.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to SFAS 123. SFAS 148 amends SFAS 123, "Accounting for Stock-based Compensation" to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 with respect to the alternative transition methods permitted and the annual disclosures required. The disclosure provisions for interim financial information is effective for all periods presented in financial reports containing financial statements for interim periods beginning after December 15, 2002. Because the Company currently does not have stock-based compensation plans, SFAS 148 does not have an impact on the Company's financial statements and related disclosures.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company does not believe that these provisions will have a material impact on its financial statements.

        In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly. SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003. The Company does not expect the application of SFAS 149 to have a material impact on its financial position or results of operations because the Company does not use derivative instruments.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of adopting SFAS 150 on its results of operations, financial position or consolidated cash flows.

        Reclassifications—Certain amounts reported in the 2002 financial statements have been reclassified to conform with the 2003 presentation without affecting previously reported net income.

Note 2 Inventories

        Inventories at June 30, 2003 and 2002 consist of:

	2003	2002
Raw materials	$3,669,461	$1,998,461
Finished goods	1,734,576	1,934,938

	5,404,037	3,933,399
Valuation reserve	(348,842)	(222,508)

	$5,055,195	$3,710,891

Note 3 Property, Plant and Equipment

        Property, plant and equipment at June 30, 2003 and 2002 consist of:

	2003	2002	Depreciable Lives
Land and buildings	$878,303	$874,983	10-39 years
Leasehold improvements	523,163	465,245	10-20 years
Machinery and equipment	473,563	674,000	5-7 years
Office equipment	281,865	287,325	5-7 years
Vehicles	41,840	85,496	5 years

	2,198,734	2,387,049
Accumulated depreciation and amortization	(1,206,526)	(1,388,104)

Net book value	$992,208	$998,945

        Depreciation and amortization expense amounted to $123,504 and $129,592 for the years ended June 30, 2003 and 2002, respectively.

Note 4 Long-Term Debt

        Long-term debt at June 30, 2003 and 2002 consists of:

	2003	2002
Note payable—lending institution—payable in monthly installments of $13,751 plus accrued interest at the prime rate (4.25% at June 30, 2003), due May 2007, secured by all assets of the Company	$646,279	$811,291
Current portion	(165,012)	(165,012)

	$481,267	$646,279

        The note payable requires the Company to satisfy certain financial tests concerning tangible capital funds and debt service coverage ratio. As of June 30, 2003 the Company was in compliance with these financial covenants.

Note 5 Related-Party Transactions

        During the year ended June 30, 2002 the Company advanced $552,073 to its major stockholder. Such advance was evidenced by an unsecured demand note bearing interest at 6 percent per annum. During the year ended June 30, 2003, the advance was repaid in full including $4,095 in interest.

        The Company leases property from its major stockholder under a 20-year operating lease which expires December 2012. Annual lease payments are $24,000. On April 1, 2000, the Company entered into an additional rental agreement with the same stockholder. The lease is on a month-to-month basis for $6,250 per month. Rent expense incurred related to these agreements amounted to $99,000 for the years ended June 30, 2003 and 2002.

        On August 27, 1998, the Company borrowed $488,000 from its major stockholder for which the remaining balance of $374,000 was repaid to the stockholder during the year ended June 30, 2002. Amounts outstanding bore interest at the rate of 6 percent per annum. Interest expense incurred for the year ended June 30, 2002 was $19,388.

Note 6 Stockholders' Equity

        Each share of the Series A Preferred Stock is convertible into one share of common stock. Cumulative dividends (when declared) on the Series A Preferred Stock will be paid at a rate of 6 percent per annum of the original liquidation value on June 30 and December 31. The preferred liquidation amount is $4 per share. The holders of the preferred shares are entitled to one vote per share with respect to all matters submitted to a vote of the Company's stockholders. During the year ended June 30, 2003, the Company declared and paid dividends totaling $409,000 to holders of the preferred shares. Dividends in arrears on the Series A Preferred Stock amounted to $425,485 and $770,292 at June 30, 2003 and 2002, respectively. On August 1, 2003, the Company declared and paid dividends totaling $236,985 to holders of the preferred shares.

        During the year ended June 30, 2002, in exchange for consulting services, the Company granted an option to purchase 200,000 shares of stock at $1 per share exercisable until February 15, 2007. The fair value of these options based upon an option pricing model was $41,312.

Note 7 Income Taxes

        The components of the net deferred tax assets as of June 30, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets
Allowance for doubtful accounts	$66,000	$116,000
Variation in inventories between tax and financial reporting purposes	161,000	115,000
Other accruals	61,000	54,000

	$288,000	$285,000

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	2003	2002
Computed income tax expense at federal statutory rate	$644,000	$363,000
Income tax expense at state rates (net of federal income tax effect)	81,000	15,000
Other	(13,000)	7,000

	$712,000	$385,000

Note 8 Commitments and Contingencies

        The Company is contingently liable under its third party financing agreements, arranged for its customers, in the amounts of $1,160,000 and $1,436,000 at June 30, 2003 and 2002, respectively. The total pianos repurchased by the Company under these commitments amounted to $51,075 and $27,659 for the years ended June 30, 2003 and 2002, respectively. A reserve for returns of $91,000 and $82,000 at June 30, 2003 and 2002, respectively, is included in accrued expenses in the accompanying balance sheets.

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

        The Company has entered into various royalty and licensing agreements with third parties. Royalty and licensing expense for the years ended June 30, 2003 and 2002 amounted to approximately $300,000 in each year.

Note 9 Asset Acquisition

        On December 11, 2002, the Company, through a newly formed, wholly owned subsidiary, acquired certain assets of Gulbransen, Inc. for $164,177 in cash, 100,000 shares of the Company's common stock and future royalty payments (through November 1, 2032) based on sales volume. The common stock is to be issued upon the completion of certain documentation. The purchase price was negotiated based on the fair value of the inventory purchased plus a multiple of prior financial results and perceived opportunities. As of June 30, 2003, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

        The acquisition has been accounted for as a purchase under the provisions of SFAS 141, "Business Combinations." The total purchase price has been allocated to the tangible and intangible assets of the Company based on their respective values. The following provides an allocation of the purchase price:

Inventory	$164,177
Goodwill	60,000

Purchase price	$224,177

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the fiscal year. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls.

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

Name	Age	Serving as Director of Registrant Since	Position Held With the Registrant
Richard A. Dolan	68	1990	Director, Chairman
Ann A. Jones	38	1996	Secretary, Treasurer, Chief Financial Officer, Director
Geoffry Matlin	52	1998	Director
Thomas A. Dolan	44		President, Chief Executive Officer

BIOGRAPHICAL INFORMATION.

Richard A. Dolan

        For more than the past five years, Mr. Dolan has been majority shareholder, and a director of Registrant. He also served as President and Chief Executive officer through June, 2002. He was the founder of and has been the principal owner and Chairman of Alltech International Holdings since 1971. Prior to 1971 he was Research Director of Simoniz in Europe. Mr. Dolan has a Bachelor of Science in chemistry from DePaul University, a Master of Science degree in chemistry from Roosevelt University.

Ann A. Jones

        Ms. Jones has been Secretary, Treasurer, Chief Financial Officer and Director of Registrant since 1996. From June 1988 to June 1996 Ms. Jones has served in various capacities with Registrant including customer service and manager. Ms Jones has a Bachelor of Science degree in hotel and resort management from the Rochester Institute of Technology.

Geoffry Matlin

        Geoffry Matlin has been a director of the Registrant since September 1998. From 1998 to the present, Mr. Matlin has been the Chief Financial officer of Alltech Associates, Inc., a manufacturer and distributor of chromatography equipment. From 1995 to 1998 he was the corporate controller of Alltech. Mr. Matlin is also a director of Alltech International Holdings.

Thomas A. Dolan

        Thomas A. Dolan, son of Chairman Richard A. Dolan, has been the President and Chief Executive Officer of the Registrant since July 2002. Employed by Registrant since 1994, Mr. Dolan has served in various capacities including regional and national sales and manager of research and development. Mr. Dolan has a bachelor's degree in Industrial Administration and Economics from Iowa State University, and an Electrical Engineering degree from the University of Arizona. He has worked for Motorola, Inc. in its component products division and Johnson Controls as a Sales Engineer.

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

Item 10. Executive Compensation.

        The following table sets forth information concerning compensation for services in all capacities by the Registrant and its subsidiaries for fiscal years ended June 30, 2001, 2002 and 2003 of those persons who were, at June 30, 2003, the Chief Executive Officer of the Registrant and other highly compensated executive officers and employees of Registrant.

SUMMARY COMPENSATION TABLE

Name and Principal postion	Year	Salary		Other Annual Compensation	Long-Term Compensation Securities Underlying Options/SARs
Richard Dolan Chairman	2000 2001 2002 2003	$ $ $	60,000 60,000 60,000 —
Ann Jones CFO	2000 2001 2002 2003	$ $ $ $	85,000 85,000 85,000 87,000	$300,000
Thomas Dolan Pres., CEO	2003		$81,000

        Mr. Richard Dolan has no employment agreement and was compensated in the amount of $60,000 per year. In July 2003 he resigned as President and Chief Executive Officer and has not received any compensation since then.

        Registrant intends to compensate directors for attendance at board meetings. Such director compensation has not been determined but is expected to be less than $2,000 per meeting.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS.

        The following table sets forth as of June 30, 2003, the number of Registrant's voting securities beneficially owned by persons who own five percent or more of Registrant's voting stock, by each director, and by all officers and directors as a group. The table presented below includes shares issued and outstanding, and warrants to purchase shares and options exercisable within 60 days.

Title and Class	Name and Address Of Beneficial Owner	Type of Ownership	Number of Shares Owned		Percent of Class
Common Stock $.01 par value	Richard Dolan 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	6,079,164	*	61%
Common Stock $.01 par value	Ann Jones 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	200,063		2%
Common Stock $.01 par value	Geoffry Matlin 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	24,250		***
Common Stock $.01 par value	Thomas Dolan 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	293,827	**	3%
Common Stock $.01 par value	All Officers and Directors As a Group	Record and Beneficial (4 persons)	6,597,054		66%

*
Includes 510,080 shares owned by family members of which Mr. Dolan disclaims ownership. Also includes 534,925 shares of Series A preferred stock which is convertible into shares of common stock.

**
The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

***
Less than 1%.

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

        During the year ended June 30, 2002, the Company advanced $552,073 to its major stockholder. Such advance was evidenced by an unsecured demand note bearing interest at 6 percent per annum. During the year ended June 30, 2003 the advance was repaid in full with $4,095 interest.

        Registrant has declared and paid $409,000 in preferred stock dividends in fiscal year 2003. All shares of preferred stock are owned by Registrant's Chairman.

        Registrant has no and is not currently considering adopting any policy regarding transactions with affiliates. In the future the Registrant will not advance funds to affiliates.

Item 13. Exhibits and Reports on Form 8-K.

a.
Exhibit Index

Exhibit Number			Page #
2	(i)	Articles of Incorporation	*
	(ii)	Bylaws	*
6 Material Contracts
	(i)	Lease—Naples, Florida	*
	(ii)	Monthly Rental Agreement—Las Vegas	*
31.1	Certifications of Chief Financial Officer pursuant to rule 13a-14(a)		30
31.2	Certifications of Chief Executive Officer pursuant to rule 13a-14(a)		31
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		32
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350		33

*
Incorporated by reference from Registrant's Form 10SB Amendment 3 dated May 21, 2001.

b.
No reports on Form 8K were filed during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services.

        The Board of Directors, upon recommendation of the Audit Committee, appointed the firm of Altschuler, Melvoin & Glasser LLP ("AM&G") certified public accountants for fiscal 2003.

        AM&G has a continuing relationship with American Express Tax and Business Services, Inc. ("TBS") from which it leases staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AM&G has no full time employees and, therefore, none of the audit services performed were provided by permanent, full-time employees of AM&G. AM&G manages and supervises the audit engagement and the audit staff and are exclusively responsible for the opinion rendered in connection with its audit.

        Other services, which do not include financial information system design and implementation have been provided by TBS.

        Aggregate fees billed to us by AM&G for professional services rendered for the year ended June 30, 2003 and 2002 and for reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those years approximated $63,000 in each year. AM&G provided no other professional services during fiscal 2003 or fiscal 2002. AM&G did not render any services for financial information systems design and implementation.

Preapproval of Policies and Procedures by Audit Committee.

        The accountants provide a quote for services to the audit committee before work begins for the fiscal year. After discussion the audit committee then makes a recommendation to the board on whether to accept the proposal.

Percentage of services approved by Audit Committee.

        All services were approved by the audit committee.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS MUSIC TECHNOLOGIES, INC.
Date: 09/26/03	/s/ ANN A. JONES Ann A. Jones, Chief Financial Officer

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operation.
  Item 7. Financial Statements.
QRS Music Technologies Inc. Table of Contents June 30, 2003 and 2002
  Independent Auditors' Report
QRS Music Technologies Inc. Consolidated Balance Sheets June 30, 2003 and 2002
QRS Music Technologies Inc. Consolidated Statements of Income Years Ended June 30, 2003 and 2002
QRS Music Technologies Inc. Consolidated Statements of Changes in Stockholders' Equity Years Ended June 30, 2003 and 2002
QRS Music Technologies Inc. Consolidated Statements of Cash Flows Years Ended June 30, 2003 and 2002
QRS Music Technologies Inc. Consolidated Statements of Cash Flows , Continued Years Ended June 30, 2003 and 2002
QRS Music Technologies Inc. Notes to the Consolidated Financial Statements Years Ended June 30, 2003 and 2002
  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 8A. Controls and Procedures.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits and Reports on Form 8-K.
  Item 14. Principal Accountant Fees and Services.
SIGNATURES