Form 10QSB
period 2003-09-30
QRS MUSIC TECHNOLOGIES INC
filed 2003-11-14
CIK 1126535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003

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

QRS MUSIC TECHNOLOGIES, INC.
 TABLE OF CONTENTS
Form 10-QSB
For the Quarter Ended September 30, 2003

QRS Music Technologies, Inc.
Consolidated Balance Sheets

	September 30, 2003	June 30, 2003
	(Unaudited)

Assets

Current assets
Cash	$555,462	$966,935
Accounts receivable (net of allowance for doubtful accounts of $73,400, and $73,400 respectively)	731,644	967,009
Inventories	5,551,977	5,055,195
Income taxes refundable	158,184	185,000
Deferred income taxes	288,000	288,000
Prepaid expenses and other current assets	222,999	222,999
	7,508,266	7,685,138

Property, plant and equipment	964,459	992,208

Other assets	81,791	95,019

	$8,554,516	$8,772,365

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	493,025	472,868
Accrued expenses	268,034	319,122
	926,071	957,002

Long-term debt	426,262	481,267

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 authorized, 534,925 shares issued and outstanding in 2003 and 2002, liquidation value of $2,342,296 and $2,565,185, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,258,956 shares issued and outstanding, respectively.	92,590	92,590
Additional paid-in capital	5,079,863	5,334,848
Retained earnings	2,024,381	1,901,309
	7,202,183	7,334,096

	$8,554,516	$8,772,365

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Three Months Ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$3,477,736	$2,661,802

Cost of sales	2,515,192	1,865,923

Gross profit	962,544	795,879

Operating expenses
Selling, general and administrative	672,249	554,200
Research and development	83,969	54,470
	756,218	608,670

Income from operations	206,326	187,209

Interest expense	9,438	9,861

Income before income taxes	196,888	177,348
Income tax expense
Current	73,816	67,391
Deferred	0	0
	73,816	67,391

Net income	123,072	109,957

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income available to common stockholders	$90,976	$77,861

Earnings per common share
Basic	$.01	$.01
Assuming dilution	$.01	$.01

Weighted average number of common shares outstanding

Basic	9,358,956	9,248,956

Assuming dilution	9,417,113	9,248,956

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)

Operating activities
Net income	$123,072	$109,957
Depreciation and amortization	30,500	21,500
Provision for bad debt	39,680	0
Changes in
Accounts receivable	195,685	104,580
Inventories	(496,782)	(645,186)
Income taxes refundable	26,816	(37,609)
Prepaid expenses and other assets	0	(54,962)
Accounts payable	20,157	(147,413)
Accrued expenses	(51,088)	1,984
Other Assets	13,228	0
Net cash (used in) operating activities	(98,732)	(647,149)

Investing activities
Acquisitions of property and equipment	(2,751)	(20,682)
Repayment of note receivable - stockholder	0	552,073
Net cash (used in) investing activities	(2,751)	531,391

Financing activities
Payment of preferred stock dividends	(254,985)	0
Repayments of long term debt – lending institution	(55,005)	(41,253)
Net cash (used in) financing activities	(309,990)	(41,253)

(Decrease) in cash	(411,473)	(157,011)

Cash
Beginning of period	966,935	1,504,880

End of period	$555,462	$1,347,869

Supplemental disclosure of cash flow information
Interest paid	$9,438	$9,861
Income taxes paid	$47,000	$105,000

Supplemental disclosure of Noncash Investing Activities:

On December 11, 2002, the Company, through a newly-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc.  As part of the acquisition, the Company is to issue 100,000 shares of its common stock upon the completion of certain documentation.  As of September 30, 2003, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

See accompanying notes

QRS Music Technologies, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1                                             Unaudited Interim Financial Statements

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US generally accepted accounting principles are omitted.  For additional disclosures, see Notes to Consolidated Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2003.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for these interim periods have been included.   The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Note 2                                             Inventories

Inventories at September 30, 2003 and June 30, 2003 consisted of:

	September 30, 2003	June 30, 2003
	(Unaudited)

Raw materials	$4,193,737	$3,669,461
Finished goods	1,734,575	1,734,576
	5,928,312	5,404,037
Valuation reserve	(376,335)	(348,842)
	$5,551,977	$5,055,195

Note 3                                             Dividends in arrears

Dividends in arrears on the Series A preferred stock amounted to $202,596 at September 30, 2003.  In August 2003, the Company’s Board of Directors declared and paid dividends totaling $254,985 to holders of the preferred shares.

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

For the three months ended September 30, 2003 and 2002, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation of diluted earnings per share because they were antidilutive.  For the three months ended September 30, 2002 options for 200,000 common shares were not included in the computation because they were antidilutive, and for the three months ended September 30, 2003 the options for 200,000 common shares were included in the computation of diluted EPS using the treasury stock method.

In 2004, 100,000 common shares issued for the Gulbransen acquisition were considered to be outstanding for the computation of basic and diluted shares, even though such shares have not yet been issued.

Basic and diluted earnings per share calculations are detailed as follows:

	Three Months Ended September 30
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net Income	$123,072	9,358,956	$0.01
		58,157
Effect of dilutive securities options	$123,072	$9,417,113	$0.01

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

Note 6                        Accounting Changes and Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS 5, 57 and 107 and Rescission of FIN 34.  FIN 45 requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance.  FIN 45 also requires increased disclosure of guarantees, including product warranty information.  The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  Effective January 1, 2003 the Company adopted FIN 45, which did not have a material impact on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 0021, “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF Issue 0021 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Effective July 1, 2003 the Company adopted, EITF Issue 00-21, which did not have a material effect on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment to SFAS 123.  SFAS 148 amends SFAS 123, “Accounting for Stock-based Compensation” to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002 with respect to the alternative transition methods permitted and the annual disclosures required.  The disclosure provisions for interim financial information is effective for all periods presented in financial reports containing financial statements for interim periods beginning after December 15, 2002.  Because the Company currently does not have stock-based compensation plans, SFAS 148 does not have an impact on the Company’s financial statements and related disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (FIN 46).  FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain new disclosure requirements apply to all financial statements issued after January 31, 2003.  These provisions did not have a material impact on its financial statements.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly.  SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003.  Effective July 1, 2003 the Company adopted SFAS 149, which did not have a material impact on its financial position or results of operations because the Company does not use derivative instruments.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Effective July 1, 2003 the Company adopted SFAS 150 which did not have a material impact on its results of operations, financial position or consolidated cash flows.

Note 7                  Acquisition of Certain Assets of Gulbransen, Inc.

On December 11, 2002, the Company, through a newly-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc. for $164,177 in cash, 100,000 shares of the Company’s common stock and future royalty payments (through November 1, 2032) based on sales volume.  The common stock is to be issued upon the completion of certain documentation.  As of September 30, 2003, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

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

Note 9 Commitments and Contingencies

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business.  In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind or involve such amounts that unfavorable disposition would not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements in this Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the effects of the September 11, 2001 terrorist attack on New York City and Washington, D.C. including effects on international and domestic transportation of goods, the state of the economy; the financial condition of major OEM’s such as Baldwin Piano and Organ and Young Chang Pianos; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; uncertainty regarding economic recovery of the United States and international economies in general and consumer spending in particular, and other factors particular to Registrant.

GENERAL.

The Registrant’s fiscal year ends each June 30, and the fiscal years ended June 30, 2003, June 30, 2004 are referred to as “ fiscal 2003”, “fiscal 2004”, respectively.

Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos.  Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

SALES.  Total sales increased 30.65% from $2.66 million in the first three months of fiscal 2003 to

$3.48 million in the first three months of fiscal 2004.  Increased sales of pianos and pianos equipped with the Pianomation player systems and sales of the new product, the Digital Hymnal, accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 34.80 % from $1.86 million in the first three months of fiscal 2003 to $2.51 million in the first three months of fiscal 2004.  As a percentage of sales, cost of sales increased 2.20 percentage points as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 21.30% from $554,000 in fiscal 2003 to $672,000 in fiscal 2004. The increase is the result of additional sales and marketing expenses incurred during the first quarter as a result of the company shift from its previous manufacturing focus to a sales focus.   To accomplish this goal, a larger sales department was established, territories were defined, and personnel were shifted to fill several new sales positions that were created.  During the first quarter the company hosted a dealer meeting in their Las Vegas facility. The company invited select dealers from around the country to view new products and participate in seminars related to the sale and use of the company products.  New marketing materials, for use in promoting the existing product line, continue to be introduced. Research and Development expenses increased as work continues on new projects and continues to progress on projects in process.  Also accounting for the change in the first quarter of 2004 was an unusual increase in the amount of customer’s returned checks, and payments made for an upcoming tradeshow that were made in the second quarter of 2003.

INTEREST EXPENSE, NET.  Net interest expense decreased 4.29% from $9,800 in the first three months of fiscal 2003 to $9,400 in the first three months of fiscal 2004.  The decrease is due to a reduction in the interest rate and outstanding balance during the period.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income increased 11.93% from $110,000 for the three month period ended September 30, 2002 to $123,000 for the three month period ended September 30, 2003 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Registrant’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, Registrant does not have available any established lines of credit with banking facilities.

Registrant’s cash was $555,000 and $967,000  at September 30, 2003 and June 30, 2003, respectively.  Cash decreased from June 30, 2003 to September 30, 2003 as a result of an increase in inventory and dividend payments made during the quarter.  These cash decreases were offset by increases from income earned and cash collected from outstanding accounts receivable.

As of  May 15, 2002 the Registrant owed approximately $919,000 to a lending institution pursuant to a note due May 2002.  Registrant refinanced the debt  prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.00% at September 30, 2003) and due in May 2007, requires the Registrant to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio.  As of the date hereof , the Registrant is in compliance with these covenants.

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

On December 11, 2002, the Company, through a newly-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc. for $164,177 in cash, 100,000 shares of the Company’s common stock and future royalty payments (through November 1, 2032) based on sales volume.  The common stock is to be issued upon the completion of certain documentation.  As of September 30, 2003, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued.

Item 3.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of September 30, 2003.   Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting.

There has been no change  in Registrant’s  internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of §240.13a-15 that occurred during the Registrant’s  last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Registrant’s  internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit Index

31.1 Certifications (of Chief Financial Officer)

31.2 Certifications (of Chief Executive Officer)

32.1 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS Music Technologies, Inc.

Date	11/14/03

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer