Form 10QSB
period 2003-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2004-02-13
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒

No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,358,946

Transitional Small Business Disclosure Format (Check One):  Yes  ☐       No  ☒

QRS MUSIC TECHNOLOGIES, INC.

 TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended December 31, 2003

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets

Current assets
Cash	$2,737,723	$966,935
Accounts receivable (net of allowance for doubtful accounts of $73,400, and $73,400 respectively)	1,261,001	967,009
Inventories	4,945,992	5,055,195
Income taxes refundable	0	185,000
Deferred income taxes	288,000	288,000
Prepaid expenses and other current assets	123,499	222,999
	9,356,215	7,685,138

Property, plant and equipment	941,577	992,208

Other assets	92,258	95,019

	$10,390,050	$8,772,365
Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	676,417	472,868
Accrued expenses	349,710	319,122
Income taxes payable	491,674	0
	1,682,813	957,002

Long-term debt	384,909	481,267

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 authorized, 534,925 shares issued and outstanding, liquidation value of $2,374,392 and $2,565,185, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,358,956 and 9,258,956 shares, respectively, issued and outstanding.	93,590	92,590
Additional paid-in capital	5,138,863	5,334,848
Retained earnings	3,084,526	1,901,309
	8,322,328	7,334,096

	$10,390,050	$8,772,365

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Three Months Ended December 31, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$6,622,014	$5,088,333

Cost of sales	4,252,849	2,971,814

Gross profit	2,369,165	2,116,519

Operating expenses
Selling, general and administrative	571,428	816,922
Research and development	83,661	122,448
	655,089	939,370

Income from operations	1,714,076	1,177,149

Interest expense	4,073	5,672

Income before income taxes	1,710,003	1,171,477
Income tax expense
Current	649,858	455,952
Deferred	0	0
	649,858	455,952

Net income	1,060,145	715,525

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income available to common stockholders	$1,028,049	$683,429

Earnings per common share
Basic	$.11	$.07
Assuming dilution	$.11	$.07

Weighted average number of common shares outstanding

Basic	9,358,956	9,257,869

Assuming dilution	9,417,113	9,257,869

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Six Months Ended December 31, 2003 and 2003

	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$10,099,750	$7,750,135

Cost of sales	6,768,041	4,837,737

Gross profit	3,331,709	2,912,398

Operating expenses
Selling, general and administrative	1,243,677	1,371,122
Research and development	167,630	176,918
	1,411,307	1,548,040

Income from operations	1,920,402	1,364,358

Interest expense	13,511	15,533

Income before income taxes	1,906,891	1,348,825
Income tax expense
Current	723,674	523,343
Deferred	0	0
	723,674	523,343

Net income	1,183,217	825,482

Less current period preferred stock dividends in arrears	(64,192)	(64,192)

Income available to common stockholders	$1,119,025	$761,290

Earnings per common share
Basic	$.12	$.08
Assuming dilution	$.12	$.08

Weighted average number of common shares outstanding

Basic	9,358,956	9,257,869

Assuming dilution	9,417,113	9,257,869

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Six months Ended December 31, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,183,217	$825,482
Depreciation and amortization	61,000	43,000
Provision for bad debt, net	(36,914)	(91,000)
Changes in
Accounts receivable	(257,078)	77,251
Inventories	109,203	(515,682)
Income taxes refundable	185,000	55,000
Prepaid expenses and other assets	102,261	(638,912)
Accounts payable	203,549	168,765
Accrued expenses	90,588	2,391
Income taxes payable	491,674	343,343
Net cash provided by operating activities	2,132,500	269,638

Investing activities
Acquisitions of property and equipment	(10,369)	(66,284)
Acquisition of certain assets of Gulbransen, Inc.	0	(164,177)
Repayment of note receivable – stockholder	0	552,073
Net cash provided by (used in) investing activities	(10,369)	321,612

Financing activities
Payment of preferred stock dividends	(254,985)	(209,000)
Proceeds from issuance of common stock	0	7,200
Repayments of long term debt – lending institution	(96,358)	(82,507)
Net cash (used in) financing activities	(351,343)	(284,307)

Increase in cash	1,770,788	306,943

Cash
Beginning of period	966,935	1,504,880

End of period	$2,737,723	$1,811,823

Supplemental disclosure of cash flow information
Interest paid	$13,511	$15,533
Income taxes paid	$47,000	$180,000

Supplemental disclosure of Noncash Investing Activities:

On December 11, 2002, the Company, through a newly-formed, wholly-owned subsidiary, acquired certain assets of Gulbransen, Inc.  As part of the acquisition, the Company issued 100,000 shares of its common stock upon the completion of certain documentation.  This common stock was issued in December, 2003.

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

Note 2                                     Inventories

Inventories at December 31, 2003 and June 30, 2003 consisted of:

	December 31, 2003	June 30, 2003
	(Unaudited)

Raw materials	$3,836,857	$3,669,461
Finished goods	1,392,330	1,734,576
	5,229,187	5,404,037
Valuation reserve	(283,195)	(348,842)
	$4,945,992	$5,055,195

Note 3                                     Dividends in arrears

Dividends in arrears on the Series A preferred stock amounted to $234,692 at December 31, 2003.  In August 2003, the Company’s Board of Directors declared and paid dividends totaling $254,985 to holders of the preferred shares.

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

For the three and six months ended December 31, 2003 and 2002, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation of diluted earnings per share because they were antidilutive.  For the three and six months ended December 31, 2002 options for 200,000 common shares were not included in the computation because they were antidilutive, and for the three and six months ended December 31, 2003 the options for 200,000 common shares were included in the computation of diluted EPS using the treasury stock method.

Basic and diluted earnings per share calculations are detailed as follows:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Net income	$1,060,145	$715,525	$1,183,217	$825,482
Less current period preferred stock dividends in arrears	32,096	32,096	64,192	64,192
Income available to common stock holders	$1,028,049	$683,429	$1,119,025	$761,290

Weighted average number of common shares outstanding (basic)	9,358,956	9,257,869	9,358,956	9,257,869
Weighted average dilutive stock options	58,157	0	58,157	0
Weighted average number of common and common equivalent shares outstanding (diluted)	9,417,113	9,257,869	9,417,113	9,257,869

Per Diluted Share Amount	$.11	$.07	$.12	$.08
Per Weighted Average Share Amount	$.11	$.07	$.12	$.08

Note 5             Note Receivable – Shareholder

During the year ended June 30, 2002 the Company advanced $552,073 to its major stockholder.  Such advance was evidenced by an unsecured demand note bearing interest at 6% per annum and was repaid during the three months ended December 31, 2002, including $8,281 in interest

Note 6                                     Accounting Changes and Recent Accounting Pronouncements

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 0021, “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF Issue 0021 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Effective July 1, 2003 the Company adopted EITF Issue 00-21, which did not have a material effect on its financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (FIN 46).  FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain new disclosure requirements apply to all financial statements issued after January 31, 2003.  The Company does not believe that these provisions had a material impact on its financial statements.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly.  SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003.  Effective July 1, 2003, the Company adopted SFAS 149 which did not have a material impact on its financial position or results of operations because the Company does not use derivative instruments.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS 150, and there was no material impact on its results of operations, financial position or consolidated cash flows.

Note 7             Commitments and Contingencies

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business.   In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind or involve such amounts that unfavorable disposition would not have a material effect on the Company’s financial position, results of operation or liquidity.

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

Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos.  Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.  Recently the Regristrant began renting space in Sydney, Australia with the purpose of opening a sales office to begin distribution of products to Australia.  Registrant also began pursuing the lease of space in China for the purpose of distributing product, and certain administrative duties.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002.

SALES.  Total sales increased 30.14% from $5.09 million in the second three months of fiscal 2003 to $6.62 million in the second three months of fiscal 2004.  Increased sales of pianos and technology which included the Pianomation player systems and Digital Hymnals, accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 43.10 % from $2.97 million in the second three months of fiscal 2003 to $4.25 million in the second three months of fiscal 2004.  As a percentage of sales, cost of sales increased 5.80 percentage points as a result of the mix of products that were sold.

Selling, general and administrative expenses decreased 30.07% from $817,000 in fiscal 2003 to $571,000 in fiscal 2004. The decrease is the result of a decrease in the bad debt expense, and a slight decrease in promotional expenses.   Due to the seasonality of the business, although sales increased for the second quarter, selling, general and administrative expenses do not increase proportionally because many of those expenses are incurred in other quarters.  A high percentage of the Company’s selling, general and administrative expenses are predominately fixed costs and not directly associated with sales volume.

INTEREST EXPENSE, NET.  Net interest expense decreased 28.19% from $5,700 in the second three months of fiscal 2003 to $4,100 in the second three months of fiscal 2004.  The decrease is due to a reduction in the outstanding balance during the period.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income increased 48.16% from $715,000 for the three month period ended December 31, 2002 to $1.06 million for the three month period ended December 31, 2003 as a result of the above mentioned variances.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2002.

SALES.  Total sales increased 30.32% from $7.75 million in the first six months of fiscal 2003 to $10.1 million in the first six months of fiscal 2004.  Increased sales of pianos and technology which included the Pianomation player systems and Digital Hymnals, accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 39.90 % from $4.83 million in the first six months of fiscal 2003 to $6.77 million in the first six months of fiscal 2004.  As a percentage of sales, cost of sales increased 4.6 percentage points as a result of the mix of products that were sold.

Selling, general and administrative expenses decreased 9.29% from $1.37 million in fiscal 2003 to $1.24 million in fiscal 2004. The decrease is the result of a decrease in the bad debt expense, offset by a slight increase in promotional expenses as new marketing materials, for use in promoting the existing product line, continue to be introduced.

INTEREST EXPENSE, NET.  Net interest expense decreased 13.02% from $15,500 in the first six months of fiscal 2003 to $13,500 in the first six months of fiscal 2004.  The decrease is due to a reduction in the outstanding balance during the period.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income increased 43.34% from $825,000 for the six month period ended December 31, 2002 to $1.18 million for the six month period ended December 31, 2003 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Registrant’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, Registrant does not have available any established lines of credit with banking facilities.

Registrant’s cash was $2.74 million and $967,000 at December 31, 2003 and June 30, 2003, respectively.  Cash increased from June 30, 2003 to December 31, 2003 as a result of an increase in sales and a slight decrease in inventory.

As of May 15, 2002 the Registrant owed approximately $919,000 to a lending institution pursuant to a note due May 2002.  Registrant refinanced the debt prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.00% at December 31, 2003) and due in May 2007, requires the Registrant to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio.  As of the date hereof , the Registrant is in compliance with these covenants.

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

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of December 31, 2003.   Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

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

PART II- OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

On September 12, 2003, the Company issued 100,000 shares of its common stock as partial consideration for certain assets of Gulbansen, Inc. The shares were issued to a single purchaser pursuant to the exemption set out in Section 4(2) of the Securities Act of 1933.

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

QRS Music Technologies, Inc.

Date	02/13/04

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer