Form 10KSB/A
period 2003-06-30
QRS MUSIC TECHNOLOGIES INC
filed 2004-05-21
CIK 1126535

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

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

Transitional Small Business Disclosure Format (Check one): Yes ☐;    No ☒

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

        The name Story & Clark is used on pianos that are manufactured at Registrant's Pennsylvania facility, including the Hampton, Classic, Nickelodeon and Roll Player pianos. The Prelude and Cambridge names are used for pianos imported from various piano manufacturers located in the People's Republic of China. For fiscal year ended June 30, 2003 and June 30, 2002 combined Cambridge and Prelude sales represented 39.04% and 19.15% of overall sales respectively.

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

Roll Distribution.

        Player piano rolls and player piano accessories are primarily sold though mail order catalog. Registrant maintains a prospect list of over 89,000 qualified buyers. Registrant also sells player piano rolls and accessories on its internet web site and through a few independent dealers.

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

PATENTS TRADEMARKS AND LICENSES

        Registrant has 6 United States Trademark registrations: Registration No. 658,518 (QRS logo), Registration No. 2,190,286 (QRS), Registration No. 2,562,052 (Hobart M. Cable), Registration No. 2,490,762 (Story & Clark), Registration No. 2,227,035 (Pianomation), and Registration No 744,841 (Gulbransen).

Item 2.    Description of Property.

        Registrant owns a 24,000 square foot building in Buffalo, New York which is used for piano roll manufacture and warehouse, a 46,000 square foot building in Seneca, Pennsylvania which is used for specialty piano manufacturing, Pianomation® System assembly and warehouse facility, and a 17,000 square foot building in Seneca, Pennsylvania which is used for a warehouse. Registrant leases from its Chairman and largest shareholder, 4,000 square feet of office and warehouse space in Naples, Florida. The Naples location is Registrant's principal corporate office. Registrant leases from its Chairman and largest shareholder approximately 6,000 square feet of showroom and warehouse space in Las Vegas, Nevada. The terms of the office space arrangements for Las Vegas and Naples are comparable to similar spaces available on the open market. Registrant is currently utilizing without charge warehouse space in New South Wales, Australia provided by Alltech International Holdings, an affiliate of Registrant's Chairman. The Registrant intends to ship pianos and Pianomation units to be inventoried in this space.

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

        In the 3rd quarter of the fiscal year ending June 30, 2004, the Company discovered that in August 2003, a default judgment in the amount of approximately $478,000 plus interest had been entered against it in United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight's Piano Co, fka Baldwin Piano & Organ Company and subsidiaries and was based upon Plaintiff's claims that preferential transfers were made during the 90 day period prior to Baldwin's bankruptcy filing on May 31, 2001. The Company intends to promptly file a motion seeking vacation of the judgment under Fed.R.Bankr.P. 9024 and 7055. It also intends to raise various defenses under 11 USC 547(c) of the Bankruptcy Code.

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

        Selling, general and administrative expenses increased 45.25% from $2.21 million in fiscal 2002 to $3.21 million in fiscal 2003. The greatest impact of the shift from manufacturing and production to sales and marketing was felt in the selling, general and administrative expenses. Several employees were shifted from direct labor positions to commissioned sales positions. This in addition to new marketing material produced in fiscal 2003 increased expenses. Since a majority of the sales force in place is paid on a percentage of sales, these expenses also increased with the increased sales. Research and development expenses increased 36.96% from $307,000 in fiscal 2002 to $421,000 in fiscal 2003 due to the varying development times of products in development. Several products, such as the Psalmist and the Virtuoso Violin moved from development to production and distribution, and several more products will be released in fiscal year 2004. Several new projects were begun that will not be completed or produced until fiscal year 2005. The company bad debt expense increased by approximately $478,000 as a result of a preference claim related to the Baldwin Piano and Organ Bankruptcy case. .

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

        Registrant's cash and cash equivalents were $967,000 and $1.5 million at June 30, 2003 and 2002, respectively. Fiscal 2003 earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $282,000 to $1.57 million from $1.29 million in fiscal 2002. Registrant's cash and cash equivalent decreased for year ended June, 30, 2003 as compared to the year ended June 30, 2002 as a result of the shift from manufacturing pianos to importing pianos and the payment of preferred stock dividends. The importation of pianos from China requires that the pianos be paid upon shipping from overseas, instead of purchasing parts and paying for them 30 days after receipt. This process has a negative impact on cash flow as it requires the use of funds 90 to 120 days prior to the receipt of funds for an item. Although the increased sales and additional funds available due to the decrease in cost of sales have allowed the Registrant to maintain proper inventory levels. Also during fiscal year 2003, the Registrant made payments on the outstanding preferred stock dividends. The accounts receivable for fiscal year ended June 30, 2003 were slightly higher than fiscal year ended June 30, 2002, due to the increased sales in the fourth quarter.

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

Item 7.    Financial Statements.

QRS Music Technologies Inc.

Table of Contents

June 30, 2003 and 2002

Page
Independent Auditors' Report	14
Financial Statements
Consolidated Balance Sheets	15
Consolidated Statements of Income	16
Consolidated Statements of Changes in Stockholders' Equity	17
Consolidated Statements of Cash Flows	18
Notes to the Consolidated Financial Statements	19-28

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

        As described in Note 1, the Company determined that a default judgment entered against it should have been reflected in the financial statements as of and for the year ended June 30, 2003. As a result, such financial statements have been restated to record this default judgment.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
August 21, 2003

QRS Music Technologies Inc.

Consolidated Balance Sheets

June 30, 2003 and 2002

	2003	2002
	(Restated)
Assets
Current assets
Cash	$966,935	$1,504,880
Accounts receivable (net of allowance for doubtful accounts of $73,400 and $166,000 as of June 30, 2003 and 2002, respectively)	967,009	864,273
Inventories	5,055,195	3,710,891
Note receivable—stockholder		552,073
Income taxes refundable	185,000	55,000
Deferred income taxes	469,000	285,000
Prepaid expenses and other current assets	222,999	30,554

	7,866,138	7,002,671
Property, plant and equipment	992,208	998,945
Other assets	95,019	33,129

	$8,953,365	$8,034,745

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	472,868	443,957
Accrued expenses	796,723	290,548

	1,434,603	899,517

Long-term debt	481,267	646,279

Commitments and contingencies
Stockholders' equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding in 2003 and 2002, liquidation value of $2,565,185, and $2,909,992, respectively, as of June 30, 2003 and 2002	5,349	5,349
Class A common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,258,956 and 9,248,956 shares issued and outstanding in 2003 and 2002, respectively	92,590	92,490
Additional paid-in capital	5,334,848	5,672,557
Retained earnings	1,604,708	718,553

	7,037,495	6,488,949

	$8,953,365	$8,034,745

See accompanying notes.

QRS Music Technologies Inc.

Consolidated Statements of Income

Years Ended June 30, 2003 and 2002

	2003	2002
	(Restated)
Net sales	$14,934,100	$12,010,826
Cost of sales	9,852,111	8,332,213

Gross profit	5,081,989	3,678,613

Operating expenses
Selling, general and administrative	3,212,929	2,211,539
Research and development	421,397	307,686

	3,634,326	2,519,225

Income from operations	1,447,663	1,159,388
Interest expense	30,508	90,063

Income before income taxes	1,417,155	1,069,325

Income tax expense (benefit)
Federal	615,000	250,000
State	100,000	45,000
Deferred	(184,000)	90,000

	531,000	385,000

Net income	886,155	684,325
Less current year preferred stock dividends in arrears	(128,382)	(128,382)

Income available to common stockholders	$757,773	$555,943

Net income per common share
Basic	$0.08	$0.06

Assuming dilution	$0.08	$0.06

Shares used in computing per share amounts
Basic	9,358,956	9,248,956

Assuming dilution	9,358,956	9,248,956

See accompanying notes.

QRS Music Technologies Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended June 30, 2003 and 2002

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance, June 30, 2001	534,925	$5,349	9,248,956	$92,490	$5,631,245	$34,228	$5,763,312
Net income	—	—	—	—	—	684,325	684,325
Stock options issued for services	—	—	—	—	41,312	—	41,312

Balance, June 30, 2002	534,925	5,349	9,248,956	92,490	5,672,557	718,553	6,488,949
Net income (Restated)	—	—	—	—	—	886,155	886,155
Issuance of common stock	—	—	10,000	100	7,100	—	7,200
Series A preferred stock dividends paid (net of dividends previously accrued)	—	—	—	—	(344,809)	—	(344,809)

Balance, June 30, 2003 (Restated)	534,925	$5,349	9,258,956	$92,590	$5,334,848	$1,604,708	$7,037,495

See accompanying notes.

QRS Music Technologies Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2003 and 2002

	2003	2002
	(Restated)
Operating activities
Net income	$886,155	$684,325
Depreciation and amortization	123,504	129,592
Loss on disposition of assets	1,014
Provision for bad debts	743,442	116,929
Reserve for returns	9,000	(8,000)
Deferred tax expense (benefit)	(184,000)	90,000
Stock options issued for services		41,312
Changes in
Accounts receivable	(368,577)	223,223
Inventories	(1,180,127)	1,099,049
Incomes taxes refundable	(130,000)	(55,000)
Prepaid expenses and other current assets	(192,445)	107,188
Other assets	(1,890)	14,232
Accounts payable	28,911	(115,358)
Accrued expenses	23,765	(300,061)
Income taxes payable		(160,000)

Net cash provided by (used in) operating activities	(241,248)	1,867,431

Investing activities
Acquisitions of property and equipment	(131,331)	(20,889)
Proceeds from sale of assets	13,550
Acquisition of certain assets of Gulbransen, Inc.	(164,177)
Advances to stockholder	—	(552,073)
Repayments from stockholder	552,073

Net cash provided by (used in) investing activities	270,115	(572,962)

Financing activities
Repayments of note payable—stockholder	—	(374,000)
Repayments of long-term debt	(165,012)	(169,046)
Issuance of common stock	7,200
Series A preferred stock dividends paid	(409,000)

Net cash used in financing activities	(566,812)	(543,046)

Increase (decrease) in cash	(537,945)	751,423
Cash
Beginning of year	1,504,880	753,457

End of year	$966,935	$1,504,880

Supplemental disclosures of cash flow information
Interest paid	$30,508	$90,063

Income taxes paid	$845,000	$510,000

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

        The computation of basic and diluted EPS was as follows:

	2003	2002
Numerator
Net income	$886,155	$684,325
Preferred stock dividends	(128,382)	(128,382)

Basic EPS
Income available to common stockholders	$757,773	$555,943

Denominator
Basic and diluted income per share-weighted average shares outstanding	9,358,956	9,248,956

Basic net income per share	$0.08	$0.06

Diluted net income per share	$0.08	$0.06

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

        Restatement—In the third quarter of the year ending June 30, 2004, the Company discovered that a default judement in the amount of approximately $478,000 had been entered against it in the United States Bankruptcy Court, Southern District of Ohio, Western Division on August 20, 2003. The default judgment was granted to Dwight's Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin's bankruptcy filing on May 31, 2001. The Company has not completed an evaluation of its rights in this matter and intends to (a) file a motion seeking vacation of the judgment and (b) raise various defenses under the Bankruptcy Code. The Company determined that the amount of the judment should have been recognized during the year ended June 30, 2003. As a result, stockholders' equity and net income, as reflected in the financial statements as of and for the year ended June 30, 2003, has been restated. The impact of this restatement was to reduce the reported stockholders' equity and net income by $296,601 or $0.03 per share. The impact on the Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statement of Cash Flows, as a result of the above adjustment, is as follows. The amounts previously reported are derived from the original Form 10-KSB for the year ended June 30, 2003 filed on September 26, 2003:

	As Previously Reported	As Restated
Assets
Current assets
Cash	$966,935	$966,935
Accounts receivable, net	967,009	967,009
Inventories	5,055,195	5,055,195
Income taxes refundable	185,000	185,000
Deferred income taxes	288,000	469,000
Prepaid expenses and other current assets	222,999	222,999

	7,685,138	7,866,138
Property, plant and equipment	992,208	992,208
Other assets	95,019	95,019

	$8,772,365	$8,953,365

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	472,868	472,868
Accrued expenses	319,122	796,723

	957,002	1,434,603

Long-term debt	481,267	481,267

Stockholders' equity
Series A preferred stock	5,349	5,349
Class A common stock	92,590	92,590
Additional paid-in capital	5,334,848	5,334,848
Retained earnings	1,901,309	1,604,708

	7,334,096	7,037,495

	$8,772,365	$8,953,365

	As Previously Reported	As Restated
Net sales	$14,934,100	$14,934,100
Cost of sales	9,852,111	9,852,111

Gross profit	5,081,989	5,081,989

Operating expenses
Selling, general and administrative	2,735,328	3,212,929
Research and development	421,397	421,397

	3,156,725	3,634,326

Income from operations	1,925,264	1,447,663
Interest expense	30,508	30,508

Income before income taxes	1,894,756	1,417,155

Income tax expense (benefit)
Federal	615,000	615,000
State	100,000	100,000
Deferred	(3,000)	(184,000)

	712,000	531,000

Net income	1,182,756	886,155
Less current year preferred stock dividends in arrears	(128,382)	(128,382)

Income available to common stockholders	$1,054,374	$757,773

Net income per common share
Basic	$0.11	$0.08

Assuming dilution	$0.11	$0.08

Shares used in computing per share amounts
Basic	9,358,956	9,358,956

Assuming dilution	9,358,956	9,358,956

Operating activities
Net income	$1,182,756	$886,155
Depreciation and amortization	123,504	123,504
Loss on disposition of assets	1,014	1,014
Provision for bad debts	265,841	743,442
Reserve for returns	9,000	9,000
Deferred tax expense (benefit)	(3,000)	(184,000)
Stock options issued for services
Changes in
Accounts receivable	(368,577)	(368,577)
Inventories	(1,180,127)	(1,180,127)
Incomes taxes refundable	(130,000)	(130,000)
Prepaid expenses and other current assets	(192,445)	(192,445)
Other assets	(1,890)	(1,890)
Accounts payable	28,911	28,911
Accrued expenses	23,765	23,765

Net cash provided by (used in) operating activities	(241,248)	(241,248)
Net cash provided by investing activities	270,115	270,115
Net cash used in financing activities	(566,812)	(566,812)

Decrease in cash	(537,945)	(537,945)
Cash
Beginning of year	1,504,880	1,504,880

End of year	$966,935	$966,935

Note 2    Inventories

        Inventories at June 30, 2003 and 2002 consist of:

	2003	2002
Raw materials	$3,669,461	$1,998,461
Finished goods	1,734,576	1,934,938

	5,404,037	3,933,399
Valuation reserve	(348,842)	(222,508)

	$5,055,195	$3,710,891

Note 3    Property, Plant and Equipment

        Property, plant and equipment at June 30, 2003 and 2002 consist of:

	2003	2002	Depreciable Lives
Land and buildings	$878,303	$874,983	10-39 years
Leasehold improvements	523,163	465,245	10-20 years
Machinery and equipment	473,563	674,000	5-7 years
Office equipment	281,865	287,325	5-7 years
Vehicles	41,840	85,496	5 years

	2,198,734	2,387,049
Accumulated depreciation and amortization	(1,206,526)	(1,388,104)

Net book value	$992,208	$998,945

        Depreciation and amortization expense amounted to $123,504 and $129,592 for the years ended June 30, 2003 and 2002, respectively.

Note 4    Long-Term Debt

        Long-term debt at June 30, 2003 and 2002 consists of:

	2003	2002
Note payable—lending institution—payable in monthly installments of $13,751 plus accrued interest at the prime rate (4.25% at June 30, 2003), due May 2007, secured by all assets of the Company	$646,279	$811,291
Current portion	(165,012)	(165,012)

	$481,267	$646,279

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

Note 7    Income Taxes

        The components of the net deferred tax assets as of June 30, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets
Allowance for doubtful accounts	$66,000	$116,000
Variation in inventories between tax and financial reporting purposes	161,000	115,000
Accrued judgement for preferential payments	181,000	0
Other accruals	61,000	54,000

	$469,000	$285,000

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	2003	2002
Computed income tax expense at federal statutory rate	$482,000	$363,000
Income tax expense at state rates (net of federal income tax effect)	62,000	15,000
Other	(13,000)	7,000

	$531,000	$385,000

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

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

Item 8A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

        During the third quarter of the fiscal year ending June 30, 2004 the Company's chief executive officer and chief financial officer learned of instances of insufficiencies in certain disclosure controls and procedures and internal controls during the fiscal year ending June 30, 2003 and for the first three quarters of fiscal 2004. As a result, an evaluation was performed of the involved disclosure controls and procedures and internal controls and there was found to be a significant deficiency, and necessary improvements needed to be made to ensure these deficiencies would not be repeated. The matter was discussed with the audit committee, the independent auditors, corporate counsel and the Board of Directors. The correction of the deficiency was assigned the highest priority, and action has been taken to correct it.

        As a result of the evaluation the following conclusions were reached:

        There was no fraud affecting the Company's financial statements.

        Corrective action is being taken to address and remedy the deficiency.

        Discussed below is specific information regarding the disclosure controls and procedures deficiency and the internal control deficiencies and the corresponding corrective actions as implemented through May 19, 2004.

        In the 3rd quarter of the fiscal year ending June 30, 2004, the Company discovered that a default judgment in the amount of approximately $478,000 plus interest had been entered against it in United States Bankruptcy Court, Southern District of Ohio, Western Division. Due to a gap in the disclosure controls and procedures system the receipt of process was not handled in an appropriate manner, and did not come to the attention of management or counsel within the appropriate time to be properly reviewed and assessed for effect on the company's financial statements and action necessary for proper disclosure. Management has reviewed its procedures and taken appropriate actions to ensure these matters will be handled in the appropriate manner. The company has appointed its current registered agent in the State of Delaware to act as registered agent in all states where the Company has offices. The Company intends to instruct the registered agent that copies of all receipts of process are to be sent to the chief executive officer, chief financial officer, corporate counsel and chairman of the board. Such matters that materially affect the Company's financial position will be immediately brought to the attention of the audit committee, who will in turn prepare a separate analysis of the impact on the Company's financial reporting. It has also been determined that the audit committee will meet on a more frequent basis. As a regular course of business at all Board meetings the audit committee will review with the Board of Directors any outstanding issues. If the audit committee believes an item of a significant nature has arisen, it will immediately request a special Board Meeting to review the circumstances.

        Company policies regarding the deficient disclosure controls and procedures have been communicated to all employees in writing.

        The Company intends to form a disclosure committee that will meet no less frequently than quarterly to review and discuss any outstanding or potential issues.

        Management intends to engage in additional training and continuing education regarding best practices for disclosure and control procedures and internal controls.

        The Company is committed to ongoing periodic reviews of its controls and their effectiveness. Controls have improved and management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. Management believes its practices and procedures, although not as mature or as formal as management intends them to be in the future, are adequate under the circumstances, and that there are no material inaccuracies or omissions in this Form.

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

Geoffry Matlin

        Geoffry Matlin has been a director of the Registrant since September 1998. From 1998 to the present, Mr. Matlin has been the Chief Financial officer of Alltech Associates, Inc., a manufacturer and distributor of chromatography equipment. From 1995 to 1998 he was the corporate controller of Alltech. Mr. Matlin is also a director of Alltech International Holdings

Thomas A. Dolan

        Thomas A. Dolan, son of Chairman Richard A. Dolan, has been the President and Chief Executive Officer of the Registrant since July 2002. Employed by Registrant since 1994, Mr. Dolan has served in various capacities including regional and national sales and manager of research and development. Mr. Dolan has a bachelor's degree in Industrial Administration and Economics from Iowa State University, and an Electrical Engineering degree from the University of Arizona He has worked for Motorola, Inc. in its component products division and Johnson Controls as a Sales Engineer.

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

SUMMARY COMPENSATION TABLE

Name and Principal postion	Year	Salary	Other Annual Compensation	Long-Term Compensation Securities Underlying Options/SARs
Richard Dolan Chairman	2000	$60,000
	2001	$60,000
	2002	$60,000
	2003	—
Ann Jones, CFO	2000	$85,000
	2001	$85,000	$300,000
	2002	$85,000
	2003	$87,000
Thomas Dolan Pres., CEO	2003	$81,000

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

Title and Class	Name and Address Of Beneficial Owner	Type of Ownership	Number of Shares Owned	Percent of Class
Common Stock $.01 par value	Richard Dolan 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	6,079,164*	61%
Common Stock $.01 par value	Ann Jones 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	200,063**	2%
Common Stock $.01 par value	Geoffry Matlin 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	24,250**	***
Common Stock $.01 par value	Thomas Dolan 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	293,827**	3%
Common Stock $.01 par value	All Officers and Directors As a Group	Record and Beneficial (4 persons)	6,597,304	66%

*
Includes 510,080 shares owned by family members of which Mr. Dolan disclaims ownership. It also includes 534,925 shares of Series A preferred stock which is convertible into shares of common stock.

**
The directors and officers have sole voting and investment power as the shares beneficially owned by them.

***
Less than one percent.

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

        During the year ended June 30, 2002, the Company advanced $552,073 to its major stockholder. Such advance was evidenced by an unsecured demand note bearing interest at 6 percent per annum

        Registrant has declared and paid $409,000 in preferred stock dividends in fiscal year 2003. All shares of preferred stock are owned by Registrant's Chairman

        Registrant has no and is not currently considering adopting any policy regarding transactions with affiliates. In the future the Registrant will not advance funds to affiliates.

Item 13.    Principal Accountant Fees and Services

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
Date: 05/21/04
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
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Principal Accountant Fees and Services
  Item 14. Exhibits and Reports on Form 8-K.
SIGNATURES