Form 10QSB/A
period 2003-09-30
QRS MUSIC TECHNOLOGIES INC
filed 2004-05-21
CIK 1126535

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
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

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB
For the Quarter Ended September 30, 2003

QRS Music Technologies, Inc.

Consolidated Balance Sheets (Restated)

	September 30, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets
Cash	$555,462	$966,935
Accounts receivable (net of allowance for doubtful accounts of $73,400, and $73,400 respectively)	731,644	967,009
Inventories	5,551,977	5,055,195
Income taxes refundable	158,184	185,000
Deferred income taxes	469,000	469,000
Prepaid expenses and other current assets	222,999	222,999

	7,689,266	7,866,138
Property, plant and equipment	964,459	992,208
Other assets	81,791	95,019

	$8,735,516	$8,953,365

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	493,025	472,868
Accrued expenses	745,635	796,723

	1,403,672	1,434,603

Long-term debt	426,262	481,267

Commitments and contingencies
Stockholders' equity
Series A preferred stock, voting, $.01 par value, 2,000,000 authorized, 534,925 shares issued and outstanding in 2003 and 2002, liquidation value of $2,342,296 and $2,565,185, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,258,956 shares issued and outstanding, respectively.	92,590	92,590
Additional paid-in capital	5,079,863	5,334,848
Retained earnings	1,727,780	1,604,708

	6,905,582	7,037,495

	$8,735,516	$8,953,365

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

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)
Operating activities
Net income	$123,072	$109,957
Depreciation and amortization	30,500	21,500
Provision for bad debt	39,680	0
Changes in
Accounts receivable	195,685	104,580
Inventories	(496,782)	(645,186)
Income taxes refundable	26,816	(37,609)
Prepaid expenses and other assets	0	(54,962)
Accounts payable	20,157	(147,413)
Accrued expenses	(51,088)	1,984
Other Assets	13,228	0

Net cash (used in) operating activities	(98,732)	(647,149)

Investing activities
Acquisitions of property and equipment	(2,751)	(20,682)
Repayment of note receivable—stockholder	0	552,073

Net cash provided by (used in) investing activities	(2,751)	531,391

Financing activities
Payment of preferred stock dividends	(254,985)	0
Repayments of long term debt—lending institution	(55,005)	(41,253)

Net cash (used in) financing activities	(309,990)	(41,253)

(Decrease) in cash	(411,473)	(157,011)
Cash
Beginning of period	966,935	1,504,880

End of period	$555,462	$1,347,869

Supplemental disclosure of cash flow information
Interest paid	$9,438	$9,861

Income taxes paid	$47,000	$105,000

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

Note 3    Dividends in arrears

        Dividends in arrears on the Series A preferred stock amounted to $202,596 at September 30, 2003. In August 2003, the Company's Board of Directors declared and paid dividends totaling $254,985 to holders of the preferred shares.

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

        Basic and diluted earnings per share calculations are detailed as follows:

	Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net Income	$123,072	9,358,956	$0.01
Effect of dilutive securities options		58,157

	$123,072	9,417,113	$0.01

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

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003 the Company adopted SFAS 150, which did not have a material impact on its results of operations, financial position or consolidated cash flows.

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

        The acquisition has been accounted for as a purchase under the provisions of SFAS 141, "Business Combinations". The total purchase price has been allocated to the tangible and intangible assets of the Company based on their respective values. The following provides an allocation of the purchase price:

Purchase price	$224,177
Less fair value of assets acquired	(164,177)

Goodwill	$60,000

Note 8    Consulting Agreement

        During the period ended December 31, 2002 the Company entered into a twelve-month consulting agreement which provides for the Company to make monthly payments of $10,417 through December 2003 in exchange for consulting services related to further development of several of the Company's product lines.

Note 9    Commitments and Contingencies

        The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind or involve such amounts that unfavorable disposition would not have a material effect on the Company's financial position, results of operation or liquidity.

Note 10    Restatement

        In the third quarter of the year ending June 30, 2004, the Company discovered that a default judgment in the amount of approximately $478,000 had been entered against it in the United States Bankruptcy Court, Southern District of Ohio, Western Division on August 20, 2003. The default judgment was granted to Dwight's Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin's bankruptcy filing on May 31, 2001. The Company has not completed an evaluation of its rights in this matter and intends to (a) file a motion seeking vacation of the judgment and (b) raise various defenses under the Bankruptcy Code. The Company determined that the amount of the judgment should have been recognized during the year ended June 30, 2003. As a result, stockholders' equity, current assets, and current liabilities, as reflected in the financial statements as of the year ended June 30, 2003 and the quarter ended September 30, 2003, have been restated. The impact of this restatement was to increase deferred income tax by $181,000, to increase accrued expenses by $477,601 and to reduce retained earnings by $296,601. The impact on the Consolidated Balance Sheet, as a result of the above adjustment, is as follows. The amounts previously reported are derived from the original Form 10-KSB for the year ended June 30, 2003 filed on September 26, 2003 and Form 10-QSB for the quarter ended September 30, 2003 filed on November 12, 2003:

	September 30, 2003 As Previously Reported	September 30, 2003 As Restated	June 30, 2003 As Previously Reported	June 30, 2003 As Restated
Assets
Current assets
Cash	$555,462	$555,462	$966,935	$966,935
Accounts receivable, net	731,644	731,644	967,009	967,009
Inventories	5,551,977	5,551,977	5,055,195	5,055,195
Income taxes refundable	158,184	158,184	185,000	185,000
Deferred income taxes	288,000	469,000	288,000	469,000
Prepaid expenses and other current assets	222,999	222,999	222,999	222,999

	7,508,266	7,689,266	7,685,138	7,866,138
Property, plant and equipment	964,459	964,459	992,208	992,208
Other assets	81,791	81,791	95,019	95,019

	$8,554,516	$8,735,516	$8,772,365	$8,953,365
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012	$165,012	$165,012
Accounts payable	493,025	493,025	472,868	472,868
Accrued expenses	268,034	745,635	319,122	796,723

	926,071	1,403,672	957,002	1,434,603
Long-term debt	426,262	426,262	481,267	481,267
Stockholders' equity
Series A preferred stock	5,349	5,349	5,349	5,349
Class A common stock	92,590	92,590	92,590	92,590
Additional paid-in capital	5,079,863	5,079,863	5,334,848	5,334,848
Retained earnings	2,024,381	1,727,780	1,901,309	1,604,708

	7,202,183	6,905,582	7,334,096	7,037,495

	$8,554,516	$8,735,516	$8,772,365	$8,953,365

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

GENERAL.

        The Registrant's fiscal year ends each June 30, and the fiscal years ended June 30, 2003, June 30, 2004 are referred to as "fiscal 2003", "fiscal 2004", respectively.

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

        COSTS AND EXPENSES.    Total cost of sales increased 34.80% from $1.86 million in the first three months of fiscal 2003 to $2.51 million in the first three months of fiscal 2004. As a percentage of sales, cost of sales increased 2.20 percentage points as a result of the mix of products that were sold.

        Selling, general and administrative expenses increased 21.30% from $554,000 in fiscal 2003 to $672,000 in fiscal 2004. The increase is the result of additional sales and marketing expenses incurred during the third quarter as a result of the company shift from its previous manufacturing focus to a sales focus. To accomplish this goal, a larger sales department was established, territories were defined, and personnel were shifted to fill several new sales positions that were created. During the first quarter the company hosted a dealer meeting in their Las Vegas facility. The company invited select dealers from around the country to view new products and participate in seminars related to the sale and use of the company products. New marketing materials, for use in promoting the existing product line, continue to be introduced. Research and Development expenses increased as work continues on new projects and continues to progress on projects in process. Also accounting for the change in the first quarter of 2004 was an unusual increase in the amount of customer's returned checks, and payments made for an upcoming tradeshow that were made in the second quarter of 2003.

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

        Registrant's cash was $555,000 and $967,000 at September 30, 2003 and June 30, 2003, respectively. Cash decreased from June 30, 2003 to September 30, 2003 as a result of an increase in inventory and dividend payments made during the quarter. These cash decreases were offset by increases from income earned and cash collected from outstanding accounts receivable.

        As of May 15, 2002 the Registrant owed approximately $919,000 to a lending institution pursuant to a note due May 2002. Registrant refinanced the debt prior to the due date. The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.00% at September 30, 2003) and due in May 2007, requires the Registrant to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio. As of the date hereof, the Registrant is in compliance with these covenants.

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

        During the period ended December 31, 2002 the Company entered into a twelve-month consulting agreement which provides for the Company to make monthly payments of $10,417 through December 2003 in exchange for consulting services related to further development of several of the Company's product lines.

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

        Restatement of this 10-QSB did not materially affect our reported revenue, earnings and cash flow for the quarter ended September 30, 2003.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

QRS Music Technologies, Inc.
Date	05/21/04
/s/ ANN A. JONES Ann A. Jones, Chief Financial Officer