Form 10QSB/A
period 2003-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2004-05-21
CIK 1126535

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

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB
For the Quarter Ended December 31, 2003

QRS Music Technologies, Inc.

Consolidated Balance Sheets (Restated)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets
Cash	$2,737,723	$966,935
Accounts receivable (net of allowance for doubtful accounts of $73,400, and $73,400 respectively)	1,261,001	967,009
Inventories	4,945,992	5,055,195
Income taxes refundable	0	185,000
Deferred income taxes	469,000	469,000
Prepaid expenses and other current assets	123,499	222,999

	9,537,215	7,866,138
Property, plant and equipment	941,577	992,208
Other assets	92,258	95,019

	$10,571,050	$8,953,365

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	676,417	472,868
Accrued expenses	827,311	796,723
Income taxes payable	491,674	0

	2,160,414	1,434,603

Long-term debt	384,909	481,267

Commitments and contingencies
Stockholders' equity
Series A preferred stock, voting, $.01 par value, 2,000,000 authorized, 534,925 shares issued and outstanding, liquidation value of $2,374,392 and $2,565,185, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,358,956 and 9,258,956 shares, respectively, issued and outstanding.	93,590	92,590
Additional paid-in capital	5,138,863	5,334,848
Retained earnings	2,787,925	1,604,708

	8,025,727	7,037,495

	$10,571,050	$8,953,365

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Three Months Ended December 31, 2003 and 2002

	2003 (Unaudited)	2002 (Unaudited)
Net sales	$6,622,014	$5,088,333
Cost of sales	4,252,849	2,971,814

Gross profit	2,369,165	2,116,519

Operating expenses
Selling, general and administrative	571,428	816,922
Research and development	83,661	122,448

	655,089	939,370

Income from operations	1,714,076	1,177,149
Interest expense	4,073	5,672

Income before income taxes	1,710,003	1,171,477

Income tax expense
Current	649,858	455,952
Deferred	0	0

	649,858	455,952

Net income	1,060,145	715,525
Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income available to common stockholders	$1,028,049	$683,429

Earnings per common share
Basic	$.11	$.07

Assuming dilution	$.11	$.07

Weighted average number of common shares outstanding
Basic	9,358,956	9,257,869

Assuming dilution	9,417,113	9,257,869

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Six Months Ended December 31, 2003 and 2002

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

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Six months Ended December 31, 2003 and 2002

	2003 (Unaudited)	2002 (Unaudited)
Operating activities
Net income	$1,183,217	$825,482
Depreciation and amortization	61,000	43,000
Provision for bad debt, net	(36,914)	(91,000)
Changes in
Accounts receivable	(257,078)	77,251
Inventories	109,203	(515,682)
Income taxes refundable	185,000	55,000
Prepaid expenses and other assets	102,261	(638,912)
Accounts payable	203,549	168,765
Accrued expenses	90,588	2,391
Income taxes payable	491,674	343,343

Net cash provided by operating activities	2,132,500	269,638

Investing activities
Acquisitions of property and equipment	(10,369)	(66,284)
Acquisition of certain assets of Gulbransen, Inc.	0	(164,177)
Repayment of note receivable—stockholder	0	552,073

Net cash provided by (used in) investing activities	(10,369)	321,612

Financing activities
Payment of preferred stock dividends	(254,985)	(209,000)
Proceeds from issuance of common stock	0	7,200
Repayments of long term debt—lending institution	(96,358)	(82,507)

Net cash (used in) financing activities	(351,343)	(284,307)

Increase in cash	1,770,788	306,943
Cash
Beginning of period	966,935	1,504,880

End of period	$2,737,723	$1,811,823

Supplemental disclosure of cash flow information
Interest paid	$13,511	$15,533

Income taxes paid	$47,000	$180,000

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

Note 8    Restatement

        Restatement—In the third quarter of the year ending June 30, 2004, the Company discovered that a default judgment in the amount of approximately $478,000 had been entered against it in the United States Bankruptcy Court, Southern District of Ohio, Western Division on August 20, 2003. The default judgment was granted to Dwight's Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin's bankruptcy filing on May 31, 2001. The Company has not completed an evaluation of its rights in this matter and intends to (a) file a motion seeking vacation of the judgment and (b) raise various defenses under the Bankruptcy Code. The Company determined that the amount of the judgment should have been recognized during the year ended June 30, 2003. As a result, stockholders' equity current assets, and current liabilities, as reflected in the financial statements for the year ended June 30, 2003 and the quarter ended December 31, 2003, have been restated. The impact of this restatement was to increase deferred income tax by $181,000, to increase accrued expenses by $477,601, and to decrease retained earnings by $296,601. The impact on the Consolidated Balance Sheet as a result of the above adjustment, is as follows. The amounts previously reported are derived from the original Form 10-KSB for the year ended June 30, 2003 filed on September 26, 2003 and the Form 10-QSB for the quarter ended December 31, 2003 filed on February 13, 2004:

	December 31, 2003	December 31, 2003	June 30, 2003	June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets
Cash	$2,737,723	$2,737,723	$966,935	$966,935
Accounts receivable, net	1,261,001	1,261,001	967,009	967,009
Inventories	4,945,992	4,945,992	5,055,195	5,055,195
Income taxes refundable	0	0	185,000	185,000
Deferred income taxes	288,000	469,000	288,000	469,000
Prepaid expenses and other current assets	123,499	123,499	222,999	222,999

	9,356,215	9,537,215	7,685,138	7,866,138
Property, plant and equipment	941,577	941,577	992,208	992,208
Other assets	92,258	92,258	95,019	95,019

	$10,390,050	$10,571,050	$8,772,365	$8,953,365
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012	$165,012	$165,012
Accounts payable	676,417	676,417	472,868	472,868
Accrued expenses	349,710	827,311	319,122	796,723

Income taxes payable	491,674	491,674	0	0
	1,682,813	2,160,414	957,002	1,434,603
Long-term debt	384,909	384,909	481,267	481,267
Stockholders' equity
Series A preferred stock	5,349	5,349	5,349	5,349
Class A common stock	93,590	93,590	92,590	92,590
Additional paid-in capital	5,138,863	5,138,863	5,334,848	5,334,848
Retained earnings	3,084,526	2,787,925	1,901,309	1,604,708

	8,322,328	8,025,727	7,334,096	7,037,495

	$10,390,050	$10,571,050	$8,772,365	$8,953,365

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

        COSTS AND EXPENSES. Total cost of sales increased 43.10% from $2.97 million in the second three months of fiscal 2003 to $4.25 million in the second three months of fiscal 2004. As a percentage of sales, cost of sales increased 5.80 percentage points as a result of the mix of products that were sold.

        Selling, general and administrative expenses decreased 30.07% from $817,000 in fiscal 2003 to $571,000 in fiscal 2004. The decrease is the result of a decrease in the bad debt expense, and a slight decrease in promotional expenses. Due to the seasonality of the business, although sales increased for the second quarter, selling, general and administrative expenses do not increase proportionally because many of those expenses are incurred in other quarters. A high percentage of the Company's selling, general and administrative expenses are predominately fixed costs and not directly associated with sales volume.

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

        COSTS AND EXPENSES. Total cost of sales increased 39.90% from $4.83 million in the first six months of fiscal 2003 to $6.77 million in the first six months of fiscal 2004. As a percentage of sales, cost of sales increased 4.6 percentage points as a result of the mix of products that were sold.

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

        Registrant's cash was $2.74 million and $967,000 at December 31, 2003 and June 30, 2003, respectively. Cash increased from June 30, 2003 to December 31, 2003 as a result of an increase in sales and a slight decrease in inventory.

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

        Restatement of this 10QSB did not materially affect our reported revenue, earnings and cash flow for the six months ended December 31, 2003.

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