Form 10QSB
period 2004-03-31
QRS MUSIC TECHNOLOGIES INC
filed 2004-05-21
CIK 1126535

Use these links to rapidly review the document
QRS MUSIC TECHNOLOGIES, INC. TABLE OF CONTENTS Form 10-QSB For the Quarter Ended March 31, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

QRS MUSIC TECHNOLOGIES, INC.
TABLE OF CONTENTS
Form 10-QSB
For the Quarter Ended March 31, 2004

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2004	June 30, 2003
	(Unaudited)
Assets
Current assets
Cash	$2,339,509	$966,935
Accounts receivable (net of allowance for doubtful accounts of $73,400, and $73,400 respectively)	867,280	967,009
Inventories	5,382,285	5,055,195
Income taxes refundable	0	185,000
Deferred income taxes	469,000	469,000
Prepaid expenses and other current assets	164,388	222,999

	9,222,462	7,866,138
Property, plant and equipment	1,003,684	992,208
Other assets	100,517	95,019

	$10,326,663	$8,953,365

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable	366,008	472,868
Accrued expenses	828,467	796,723
Income taxes payable	301,089	0

	1,660,576	1,434,603

Long-term debt	164,893	481,267

Commitments and contingencies
Stockholders' equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,406,488 and $2,565,185, respectively	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,358,956 and 9,258,956 shares, respectively, issued and outstanding	93,590	92,590
Additional paid-in capital	5,138,863	5,334,848
Retained earnings	3,263,392	1,604,708

	8,501,194	7,037,495

	$10,326,663	$8,953,365

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Three Months Ended March 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Net sales	$4,526,636	$3,575,625
Cost of sales	2,709,455	2,303,967

Gross profit	1,817,181	1,271,658

Operating expenses
Selling, general and administrative	981,226	589,685
Research and development	63,102	150,376

	1,044,328	740,061

Income from operations	772,853	531,597
Interest expense	5,971	10,152

Income before income taxes	766,882	521,445

Income tax expense
Current	291,415	198,720
Deferred	0	0

	291,415	198,720

Net income	475,467	322,725
Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income available to common stockholders	$443,371	$290,629

Earnings per common share
Basic	$.05	$.03

Assuming dilution	$.05	$.03

Weighted average number of common shares outstanding
Basic	9,358,956	9,358,956

Assuming dilution	9,464,483	9,358,956

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Nine months Ended March 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Net sales	$14,626,386	$11,325,760
Cost of sales	9,477,496	7,141,704

Gross profit	5,148,890	4,184,056

Operating expenses
Selling, general and administrative	2,224,903	1,960,807
Research and development	230,732	327,294

	2,455,635	2,288,101

Income from operations	2,693,255	1,895,955
Interest expense	19,482	25,685

Income before income taxes	2,673,773	1,870,270

Income tax expense
Current	1,015,089	722,060
Deferred	0	0

	1,015,089	722,060

Net income	1,658,684	1,148,210
Less current period preferred stock dividends in arrears	(96,288)	(96,288)

Income available to common stockholders	$1,562,396	$1,051,922

Earnings per common share
Basic	$.17	$.11

Assuming dilution	$.17	$.11

Weighted average number of common shares outstanding
Basic	9,358,956	9,288,080

Assuming dilution	9,417,113	9,288,080

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Nine months Ended March 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,658,684	$1,148,210
Depreciation and amortization	91,500	64,500
Provision for bad debt, net	0	(126,000)
Changes in
Accounts receivable	99,729	216,054
Inventories	(327,090)	(750,782)
Income taxes refundable	185,000	55,000
Prepaid expenses and other assets	53,113	(914,560)
Accounts payable	(106,860)	(182,894)
Accrued expenses	91,744	135,571
Income taxes payable	301,089	27,062

Net cash provided by (used in) operating activities	2,046,909	(327,839)

Investing activities
Acquisitions of property and equipment	(102,976)	(88,554)
Acquisition of certain assets of Gulbransen, Inc.	0	(164,177)
Repayment of note receivable—stockholder	0	552,073

Net cash provided by (used in) investing activities	(102,976)	299,342

Financing activities
Payment of preferred stock dividends	(254,985)	(409,000)
Proceeds from issuance of common stock	0	7,200
Repayments of long term debt—lending institution	(316,374)	(137,511)

Net cash (used in) financing activities	(571,359)	(539,311)

Increase in cash	1,372,574	567,808
Cash
Beginning of period	966,935	1,504,880

End of period	$2,339,509	$937,072

Supplemental disclosure of cash flow information
Interest paid	$19,482	$25,685

Income taxes paid	$529,000	$640,000

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

Note 2 Inventories

        Inventories at March 31, 2004 and June 30, 2003 consisted of:

	March 31, 2004	June 30, 2003
	(Unaudited)
Raw materials	$4,233,707	$3,669,461
Finished goods	1,437,332	1,734,576

	5,671,039	5,404,037
Valuation reserve	(288,754)	(348,842)

	$5,382,285	$5,055,195

Note 3 Dividends in arrears

        Dividends in arrears on the Series A preferred stock amounted to $266,788 at March 31, 2004. In August 2003, the Company's Board of Directors declared and paid dividends totaling $254,985 to holders of the preferred shares.

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

        For the three and nine months ended March 31, 2004 and 2003, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation of diluted earnings per share because they were antidilutive. For the three and nine months ended March 31, 2003 options for 200,000 common shares were not included in the computation because they were antidilutive, and for the three and nine months ended March 31, 2004 the options for 200,000 common shares were included in the computation of diluted EPS using the treasury stock method.

        Basic and diluted earnings per share calculations are detailed as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net income	$475,467	$322,725	$1,658,684	$1,148,210
Less current period preferred stock dividends in arrears	32,096	32,096	96,288	96,288
Income available to common stock holders	$443,371	$290,629	$1,562,396	$1,051,922

Weighted average number of common shares outstanding (basic)	9,358,956	9,358,956	9,358,956	9,288,080
Weighted average dilutive stock options	105,527	0	78,049	0

Weighted average number of common and common equivalent shares outstanding (diluted)	9,464,483	9,358,956	9,437,005	9,288,080

Per Diluted Share Amount	$.05	$.03	$.17	$.11

Per Weighted Average Share Amount	$.05	$.03	$.17	$.11

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

        During the quarter ended March 31, 2004, the Company established a profit sharing plan for eligible employees vesting in three years. Contributions to the plan are discretionary and amounted to approximately $75,000 for the quarter ended March 31, 2004.

        On August 20, 2003, a default judgment was entered in the United States Bankruptcy Court, Southern District of Ohio, Western Division against the Company in the amount of approximately $478,000. The default judgment was granted to Dwight's Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin's bankruptcy filing on May 31, 2001. The Company accrued the amount of the judgment in accrued expenses as of June 30, 2003. The Company has not completed an evaluation of its rights in this matter and intends to (a) file a motion seeking vacation of the judgment and (b) raise various defenses under the Bankruptcy Code.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

        SALES. Total sales increased 26.6% from $3.58 million in the third three months of fiscal 2003 to $4.53 million in the third three months of fiscal 2004. Increased sales of pianos and technology which included the Pianomation player systems and Digital Hymnals, accounted for the increase.

        COSTS AND EXPENSES. Total cost of sales increased 17.4% from $2.3 million in the third three months of fiscal 2003 to $2.71 million in the third three months of fiscal 2004. As a percentage of sales, cost of sales decreased 4.5 percentage points as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 66.4% from $590,000 in fiscal 2003 to $980,000 in fiscal 2004. The increase is a result of additional commissions paid due to increased sales, performance bonuses paid, additional telephone expenses and shipping costs, and additional costs related to the office in Australia.

        INTEREST EXPENSE, NET. Net interest expense decreased 41.2% from $10,000 in the third three months of fiscal 2003 to $5,900 in the third three months of fiscal 2004. The decrease is due to a reduction in the outstanding balance during the period.

        PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

        NET INCOME. Net income increased 47.32% from $323,000 for the three month period ended March 31, 2003 to $475,000 for the three month period ended March 31, 2004 as a result of the above mentioned variances.

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2003.

        SALES. Total sales increased 29.1% from $11.33 million in the first nine months of fiscal 2003 to $14.63 million in the first nine months of fiscal 2004. Increased sales of pianos and technology which included the Pianomation player systems and Digital Hymnals, accounted for the increase.

        COSTS AND EXPENSES. Total cost of sales increased 32.7% from $7.14 million in the first nine months of fiscal 2003 to $9.48 million in the first nine months of fiscal 2004. As a percentage of sales, cost of sales increased 1.7 percentage points as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 13.5% from $1.96 million in fiscal 2003 to $2.22 million in fiscal 2004. The increase is the result of an increase in commission and bonuses as a result of the increased sales.

        INTEREST EXPENSE, NET. Net interest expense decreased 24.2% from $25,700 in the first nine months of fiscal 2003 to $19,500 in the first nine months of fiscal 2004. The decrease is due to a reduction in the outstanding balance during the period.

        PROVISION FOR INCOME TAXES. Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

        NET INCOME. Net income increased 44.4% from $1.14 million for the nine month period ended March 31, 2003 to $1.66 million for the nine month period ended March 31, 2004 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

        The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

        Registrant's cash was $2.34 million and $967,000 at March 31, 2004 and June 30, 2003, respectively. Cash increased from June 30, 2003 to March 31, 2004 as a result of an increase in sales and a slight reduction in accounts receivable.

        As of May 15, 2002 the Registrant owed approximately $919,000 to a lending institution pursuant to a note due May 2002. Registrant refinanced the debt prior to the due date. The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.00% at March 31, 2004) and due in May 2007, requires the Registrant to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio. As of the date hereof, the Registrant is in compliance with these covenants.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In the 3rd quarter of the fiscal year ending June 30, 2004, the Company discovered that in August 2003, a default judgment in the amount of approximately $478,000 plus interest had been entered against it in United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight's Piano Co, fka Baldwin Piano & Organ Company and subsidiaries and was based upon Plaintiff's claims that preferential transfers were made during the 90 period prior to Baldwin's bankruptcy filing on May 31, 2001. The Company intends to promptly file a motion seeking vacation of the judgment under Fed.R.Bankr.P. 9024 and 7055. It also intends to raise various defenses under 11 USC 547(c) of the Bankruptcy Code

Item 6. Exhibits and Reports on Form 8-K.

a.
Exhibit Index

31.1	Certifications (of Chief Financial Officer)
31.2	Certifications (of Chief Executive Officer)
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
b)
Reports on Form 8-K.

On May 18, 2004, the Company filed a Form 8-K, which disclosed in Item 5 the default judgment described in Legal Proceedings, Part II, Item 1above.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS Music Technologies, Inc.
Date	05/21/04
/s/ ANN A. JONES Ann A. Jones, Chief Financial Officer