Form 10KSB
period 2004-06-30
QRS MUSIC TECHNOLOGIES INC
filed 2004-09-30
CIK 1126535

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO
Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2004

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
 Common, $0.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year were $18,512,717.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid ($2.50) and closing asked ($2.60) price of such common equity, as of June 30, 2004 was $9,134,270.

The number of shares outstanding of the issuer's common stock as of June 30, 2004 was 9,458,956.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I

Item 1. Description of Business.

GENERAL

        QRS Music Technologies, Inc. ("Registrant") is a Delaware Corporation which was formed in January, 1990. During fiscal year ended June 30, 2004, Registrant's primary lines of business were manufacture and sale of Pianomation® Music Instrument Digital Interface ("MIDI"), manufacture and sale of Story & Clark pianos, sale of MIDI CDs and floppy disks, distribution of piano supply parts, manufacture and distribution of the Gulbransen Digital Hymnal, and manufacture and sale of music rolls for player pianos. During fiscal year ended June 30, 2003 a wholly owned subsidiary was formed (Church Services, Inc.) for the purposes of the acquisition of a new business operation. All financial statements presented are consolidated statements. Registrant's corporate offices and Pianomation® development facilities and showroom are located in Naples, Florida. Registrant has a warehouse, teaching facility and showroom facility in Las Vegas, Nevada, piano manufacturing and Pianomation® assembly and showroom facilities in Seneca, Pennsylvania, and a piano roll manufacturing and warehouse facility and software development facility in Buffalo, New York. During Fiscal 2004, the Registrant began utilizing space in Sydney, Australia in a building at the time owned by and affiliated company. The Registrant uses the space to inventory pianos and pianomation units that will be sold in the Australian market. The Affiliated company also provides some managerial and accounting services for transactions in Australia in exchange for a commission on the product sold. (Please refer to Item 12 for additional information.) See "Consolidated Financial Statements" for financial information.

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

        Pianomation's® flexibility and open-ended architecture allow a wide range of use and flexibility for all current and future playback formats. With QRS CDs, Pianomation® can play unobtrusively with solo piano music or with concert-quality performances that include audio accompaniment; with QRS videos, Pianomation® can be used for group sing-alongs or karaoke; with QRS floppies, Pianomation® can drive a general MIDI system for the MIDI enthusiast; and, with various computer programs, it can serve the working musician as a MIDI slave, interacting on a sophisticated level with all manner of MIDI equipment. Introduced last year were the new Transcription Series and SyncAlong CDs. The SyncAlong Series CDs leverage the Pianomation system advantages to allow the end-user to experience the true audio recordings of major recording artists. During this year the company continued adding selections to the Sync Along Series CDs and began offering a download service called "Net Piano." This subscription service allows the consumer to log into an specified internet site and download music to play on their Pianomation system. Registrant also sells the Playola System of portable piano automation. Unlike the Pianomation® System which requires installation by a trained technician, the Playola system consists of only two components which can be easily placed on and removed from a piano by a user. Playola is also MIDI compatible. Introduced last year was a Playola specifically designed to the play the Hammond B3 organ. The unit is currently being marketed under the Psalmist name to churches by a third party distributor.

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

Pianomation® Distribution

        Registrant distributes the Pianomation® system as an option on its Story & Clark pianos, through approximately 260 independent piano retailers and independent piano technicians who install the system on pianos initially sold by the retailer or as a retrofit on pianos owned by customers. Registrant also distributes through OEM sales to piano manufacturers such as Young Chang Pianos and other distributors who private label the system. Playola is distributed though the same network of independent piano retailers.

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

        The name Story & Clark is used on pianos imported from various piano manufacturers located in the People's Republic of China. For fiscal year ended June 30, 2004 and June 30, 2003 combined imported piano sales represented 48.29% and 39.04% of overall sales respectively.

Piano Distribution

        Registrant distributes its pianos and technology products through a network of approximately 400 to 500 independent piano stores in the following areas of the country: East Coast (254); Central States (157); and West Coast (81).

        The Registrant may enter into an agreement with a financing company when the dealer (purchaser) desires to finance his purchases. For the year ended June 30, 2004, approximately 18.8% of the Registrant sales were subject to these financing agreements. Under these agreements, the entire sale is financed. Total amount of material cost incurred by the Registrant due to repurchasing of repossessed merchandise amounted to $17,188 for the year ended June 30, 2004. In Fiscal 2004, Registrant also retailed its pianos through its own showroom in Las Vegas.

PLAYER PIANO ROLLS

        Registrant is the only major manufacturer in the world of paper player piano rolls. Registrant has master recording data for over 5,000 music titles for player piano rolls and maintains an inventory of over 50,000 music rolls at its Buffalo facility. Registrant contracts with copyright owners for nonexclusive rights to produce various musical selections and then with artists who actually perform the musical selection. Registrant has master rolls representing the only player piano performance of Liberace and one of only a few of the performances of Scott Joplin, Fats Waller, George Gershwin and other famous pianists. Celebrity performances are recorded on a specially equipped piano called a marking piano. Each key on the marking piano is connected pneumatically to a metal stylus on unit sitting next to the piano. There is a blank roll of piano roll paper that passes over a drum equipped with a piece of carbon paper. As a key is depressed on the piano, the metal stylus descends against the piano roll paper, and a carbon mark is made on the underside of the paper. As long as the key is depressed, the stylus stays down. Once the key is released, the stylus raises. Once the performance is complete, the roll with the carbon marks is taken out, and the carbon lines are cut out with an exacto knife. This becomes the pattern for the piano rolls that will be mass-produced. Celebrity performances are recorded on the marking piano because it requires no knowledge of player piano roll arranging by the performer. The artist is only required to sit at the piano and play as they normally would. Upon completion of the performance there is a pattern of the exact performance that can then be reproduced in the form of a perforated piano roll. When the completed roll is played on a customer's piano, the original artist's performance will be duplicated exactly. For fiscal year ended June 30, 2004 and 2003 player piano roll sales represented 2.16% and 2.82% of total overall sales respectively. Non-celebrity performances are done on a digital keyboard or computer. All raw materials for the rolls are readily available from multiple sources. Registrant also sells player piano accessories.

Roll Distribution.

        Player piano rolls and player piano accessories are primarily sold though mail order catalog. Registrant maintains a prospect list of over 89,000 qualified buyers. Registrant also sells player piano rolls and accessories on its internet web site and through a few independent dealers.

MIDI CDS AND FLOPPY DISKS

        Registrant has an inventory of over 2000 musical data files in MIDI format which it sells in CD, DVD and floppy disk format and as downloads on its internet web site. The CDs are primarily used for electronic player devices such as Pianomation®. The web downloads are part of a new online service called NetPiano. Total CD and floppy sales for fiscal year ended June 30, 2004 and 2003 were 5.06% and 5.63% of total overall sales respectively.

COMPETITION

        Pianomation® has two major competitors, Yamaha Music and PianoDisc. The Yamaha Disklavier system is only available as a factory installed option on Yamaha pianos. The PianoDisc system is retrofitable. Principal competitive factors are reliability, features, system flexibility and ease of installation. Registrant believes it competes well as a result of the reliability of its system, ease of installation, and its strong library of live recorded background music including vocals as well as piano signal on one CD.

        Story & Clark competes with very large (Steinway Pianos, Samick Pianos, Young Chang Pianos, and Kawai Music) and several other offshore piano manufacturers and has a very small portion of the market. Principal competitive factors are distribution channels, trademark and value added features. While it is one of only a handful of domestic piano manufacturers, Registrant competes by filling niche markets including player pianos and nickelodeons rather than competing in the mass distribution market for standard home-use and commercial-use pianos.

        New player rolls are sold by only one other company (Mastertouch Piano Rolls) which does not market to the United States. Used player piano rolls are sold by numerous individuals.

PIANOMATION AND OTHER PIANO SALES

        For fiscal year ended June 30, 2004 perforated paper roll players represented less than one percent of piano sales, and for fiscal year ended June 30, 2003 they represented 1.28%. Total piano sales for fiscal year ended June 30, 2004 and 2003 represented 36.25% and 40.95% of total overall sales respectively. Sales of Pianomation® systems and hardware products for fiscal year ended June 30, 2004 and 2003 represented 49.72% and 46.68% of overall sales respectively. Approximately 55.1% of Story & Clark pianos sold were retrofitted with the Pianomation® system in fiscal year 2004 and approximately 48.11% in fiscal year 2003.

EMPLOYEES

        Registrant employs 54 full-time employees and 1 part-time employee.

RESEARCH AND DEVELOPMENT

        Registrant is involved in several research and development projects both in the area of Pianomation products and pianos. The expenditures for fiscal year 2003 were $421,000 and for fiscal 2004 they were $338,000. All research and development expenses were borne directly by the company. Other than new products discussed elsewhere herein, all other publicly announced new products are in the research and development stage.

        The Registrant introduced a new patented service that delivers a vast library of content via the internet to the thousands of Pianomation® player pianos installed worldwide. This service, called Net Piano, delivers the song from a specified secure site to a QRS version of Media Player or the customers Windows Media Player. The customer can then take that song and play it on their pianomation-equipped piano.

PATENTS TRADEMARKS AND LICENSES

        Registrant has 6 United States Trademark registrations: Registration No. 658,518 (QRS logo), Registration No. 2,190,286 (QRS), Registration No. 2,562,052 (Hobart M. Cable), Registration No. 2,490,762 (Story & Clark), Registration No. 2,227,035 (Pianomation), and Registration No 744,841 (Gulbransen).

        The Registrant also holds and or has rights (some exclusive) to four patents related to both existing product offerings, such as NetPiano, and the Gulbransen Digital Hymnal and two other products currently under development.

Item 2. Description of Property.

        Registrant owns a 24,000 square foot building in Buffalo, New York which is used for piano roll manufacture and warehouse, a 46,000 square foot building in Seneca, Pennsylvania which is used for specialty piano manufacturing, Pianomation® System assembly and warehouse facility, and a 17,000 square foot building in Seneca, Pennsylvania which is used for a warehouse. Registrant leases from its Chairman and largest shareholder, 4,000 square feet of office and warehouse space in Naples, Florida. The Naples location is Registrant's principal corporate office. Registrant leases from its Chairman and largest shareholder approximately 6,000 square feet of showroom and warehouse space in Las Vegas, Nevada. The terms of the office space arrangements for Las Vegas and Naples are comparable to similar spaces available on the open market. In Fiscal 2004, the Registrant utilized, without charge, warehouse space in New South Wales, Australia provided by Alltech International Holdings, a Company where the Registrant's Chairman is the Chairman and majority shareholder. The Registrant currently inventories pianos and Pianomation units in this space. In August 2004, Alltech International Holdings was sold, and the new owners did agree to continue the existing relationship until August 2005.

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

        In August 2003 a default judgment in the amount of approximately $478,000 plus interest had been entered against the Registrant in United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight's Piano Co, fka Baldwin Piano & Organ Company and subsidiaries and was based upon Plaintiff's claims that preferential transfers were made to the Registrant during the 90 day period prior to Baldwin's bankruptcy filing on May 31, 2001. The Company filed a motion seeking vacation of the judgment under Fed.R.Bankr.P. 9024 and 7055. That motion is pending before the US Bankruptcy Court. In addition, the Registrant has raised various defenses under 11 USC 547(c) of the Bankruptcy Code. The Registrant is currently involved in negotiations for the settlement of the judgment.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to shareholders.

PART II

Item 5. Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

        On August 6, 2001 the Company's common stock began quotation on the OTCBB under the symbol QRSM. Prior to that time, the Company's common stock was quoted on the Electronic Pink Sheets. The high and low bids of Registrant's common stock for each quarter during fiscal years ended June 30, 2004 and 2003 are as follows:

	High Bid Price	Low Bid Price
Fiscal Year Ended June 30, 2004:
First Quarter	1.55	.85
Second Quarter	1.60	1.20
Third Quarter	2.90	1.25
Fourth Quarter	2.90	2.15
Fiscal Year Ended June 30, 2003:
First Quarter	1.35	.80
Second Quarter	.80	.46
Third Quarter	1.40	.65
Fourth Quarter	1.07	.80

        Trading information is as reported by the National Association of Securities Dealers Composite feed or other qualified interdealer quotation medium and as compiled by Pink Sheets, LLC. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        The records of American Registrar and Transfer Co., Registrant's transfer agent, indicate that there are 136 registered owners of Registrant's common stock as of June 30, 2004.

        Registrant has paid no dividends on common stock in the past four fiscal years. Registrant has no intention of paying dividends on common stock in the foreseeable future. Registrant has declared and paid $521,773 in preferred stock dividends in fiscal year 2004. All shares of preferred stock are owned by Registrant's Chairman.

        In April, 2004, Registrant issued 100,000 shares of its common stock to one individual. The issuance was for consulting services performed by a non-employee. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

GENERAL.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

        Certain statements in this Form 10-KSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of the changes in Homeland Security policies, specifically relating to the effects on international and domestic transportation of goods, the state of the economy; the financial condition of major OEM's such as Baldwin Piano Co. and Young Chang Pianos; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; uncertainty regarding economic recovery of the United States and international economies in general and consumer spending in particular, and other factors particular to Registrant.

        The Registrant's fiscal year ends each June 30, and the fiscal years ended June 30, 2003, June 30, 2004 are referred to as "fiscal 2003" and "fiscal 2004", respectively.

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

Revenue Recognition:

        Sales of products are recognized by the Registrant upon shipment to its customers. Stated terms of each sale are generally FOB shipping point and title for the products transfers to the customer upon shipment. The Registrant may, at times, arrange financing of customers' purchases through commercial financing companies. These arrangements generally require the Registrant to repurchase pianos financed and repossessed by the commercial financing companies. The purchase price is typically the total unpaid balance owed to the finance companies plus reasonable expenses. Shipping and handling costs are included in selling expenses net of amounts invoiced to the customer per the order. The Registrant's products generally carry a warranty. These costs are accrued at the point of shipment and, at June 30, 2004, the Registrant had a reserve for returns of $91,000.

Allowance for Doubtful Accounts:

        No single customer of the Registrant has represented greater than 10% of revenues or accounts receivable in fiscal 2004 or fiscal 2003. The Registrant maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Registrant's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Registrant does not request collateral from its customers but collectibility is enhanced through the use of credit card payments. The Registrant assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. For fiscal 2004 and fiscal 2003 the Registrant recorded a provision for doubtful accounts of approximately $73,000 and $73,000, respectively.

Inventories:

        Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. On a regular basis the Registrant reviews its inventories for slow-moving and obsolete items and adjusts the value of such inventory to its estimated net realizable value. As of June 30, 2004, the Registrant reflected a reserve for slow-moving and obsolete inventory of approximately $487,000.

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

Long-Lived Assets, Intangible Assets and Goodwill:

        The Registrant adopted SFAS No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. Under these standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer subject to amortization. Rather, it is subject to periodic impairment tests based on its fair value. Goodwill represents the excess cost over the fair value of tangible net assets of the Registrant and is recorded on the consolidated balance sheet in other assets. The Registrant reviews the carrying value of the goodwill annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired. If this review indicates that goodwill is not recoverable, the Registrant's carrying value of the goodwill is reduced by the estimated shortfall. As of June 30, 2004, no impairment has been recorded.

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

FISCAL 2004 COMPARED TO FISCAL 2003.

        SALES. Total sales increased 24.0% from $14.93 million in fiscal 2003 to $18.51 million in fiscal 2004. The majority of the increase is attributable to the introduction of the Digital Hymnal, an increase in the sales of Pianomation equipped Story & Clark pianos, and to an increase in Pianomation Hardware sales. In fiscal 2003 the company changed focus from manufacturing and production to sales and marketing. Changes involved included expanding the piano line, adjusting the mix of piano sizes and finishes, and realigning talent to focus on procuring, maintaining, and developing a network of dealers and technicians. These efforts not only led to a substantial increase in piano sales, but also had the benefit of exposing dealers to the advantages of the Pianomation system, and thereby increasing the sales of Pianomation Hardware. Although there was only a small net change in the number of Story & Clark dealers, the company was benefited by a stronger penetration with the current dealers and a shifting of dealers in some markets to a larger store or chain affording more opportunities for customer sales. The number of Pianomation units factory installed on Story and Clark pianos continues to increase, as well as the number of units sold to dealers for installation. The overall growth trend continues as the piano dealers are enjoying good sell through on the products they have received, and continue to keep the product on their showroom floors.

        COSTS AND EXPENSES. Total cost of sales increased 24.7% from $10.03 million in fiscal 2003 to $12.5 million in fiscal 2004. As a percentage of sales, cost of sales increased less than one percentage point from 67.2% in fiscal 2003 to 67.5% in fiscal 2004. While higher sales accounted for a higher total cost of sales, the Registrant has been able to maintain its margins despite increases in transportation costs during the fiscal year 2004.

        Selling, general and administrative expenses increased 7.6% from $3.04 million in fiscal 2003 to $3.27 million in fiscal 2004. A decrease in bad debt expense was offset by several increases, including higher commissions resulting from increased sales, increased accounting and legal expenses, several performance related bonuses, increased marketing and tradeshow expense, and increases in fees associated with the increased sales, such as financing charges and credit card fees. Research and development expenses decreased 19.8% from $421,000 in fiscal 2003 to $338,000 in fiscal 2004 due to the varying development times of products in development. Several products, such as the Psalmist and the Virtuoso Violin moved from development to production and distribution, and several more products will be released in fiscal year 2005. Several new projects were begun that will not be completed or produced until fiscal year 2006.

        INTEREST EXPENSE, NET. Net interest expense decreased 25.4% from $31,000 in fiscal 2003 to $23,000 in fiscal 2004. The decrease is due to declining loan balances and a lower interest rate negotiated in May, 2002.

        PROVISION FOR INCOME TAXES. Registrant's effective tax rate for fiscal 2004 and fiscal 2003 were 38.6% and 37.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

        The primary sources of Registrant's cash are net cash flows from operating activities and short-term vendor financing. Currently, Registrant does not have available any established lines of credit with banking facilities.

        Registrant's cash and cash equivalents were $1.6 million and $967,000 at June 30, 2004 and 2003, respectively. Fiscal 2004 earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $970,000 to $2.54 million from $1.57 million in fiscal 2003. Registrant's cash and cash equivalent increased for year ended June, 30, 2004 as compared to the year ended June 30, 2003 as a result of the increase in sales. The importation of pianos from China requires that the pianos be paid upon shipping from overseas, instead of purchasing parts and paying for them 30 days after receipt. This process has a negative impact on cash flow as it requires the use of funds 90 to 120 days prior to the receipt of funds for an item, although the increased sales and additional funds available due to the decrease in cost of sales have allowed the Registrant to maintain proper inventory levels. Also during both fiscal year 2003 and 2004, the Registrant made payments on the outstanding preferred stock dividends. The accounts receivable for fiscal year ended June 30, 2004 were lower than fiscal year ended June 30, 2003, due to better collection efforts in the 4th quarter.

        The Registrant had a note payable to a lending institution due May 2002 which required a balloon payment of approximately $919,000 payable at that time (see Note 4 to the Financial Statements). Registrant refinanced this note prior to the due date. The new note payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.25% at June 30, 2004) and due in May 2007, requires the Registrant to satisfy certain tests concerning tangible capital funds and debt coverage ratio. The Registrant is in compliance with these covenants.

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

        Future contractual obligations of the Registrant are as follows:

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Next 12 Months	1-3 Years	After 4 Years
Long Term Debt	288,652	165,012	123,640	—
Operating Leases	216,000	24,000	72,000	120,000

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

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective July 1, 2003 the Company adopted EITF Issue 00-21, which did not have a material effect on its financial position, results of operation or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial statements and related disclosures because it does not have any variable interest entity relationships.

        In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly. SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003. Effective July 1, 2003 the Company adopted SFAS 149 which did not have a material impact on its financial position or results of operations because the Company does not use derivative instruments.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, and there was no material impact on its financial position, results of operations, or consolidated cash flows.

        Reclassifications—Certain amounts reported in the 2003 financial statements have been reclassified to conform with the 2004 presentation without affecting previously reported net income.

Item 7. Financial Statements.

QRS Music Technologies Inc.

Table of Contents

June 30, 2004 and 2003

Page
Independent Auditors' Report	15
Financial Statements
Consolidated Balance Sheets	16
Consolidated Statements of Income	17
Consolidated Statements of Changes in Stockholders' Equity	18
Consolidated Statements of Cash Flows	19
Notes to the Consolidated Financial Statements	20-26

Independent Auditors' Report

Board of Directors of
QRS Music Technologies Inc.

        We have audited the accompanying consolidated balance sheets of QRS Music Technologies Inc. as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QRS Music Technologies Inc. as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
August 12, 2004

QRS Music Technologies Inc.

Consolidated Balance Sheets

June 30, 2004 and 2003

	2004	2003
Assets
Current assets
Cash	$1,602,571	$966,935
Accounts receivable (net of allowance for doubtful accounts of $73,400 and $73,400 as of June 30, 2004 and 2003, respectively)	803,909	967,009
Inventories	5,652,583	5,055,195
Advances due from stockholder	18,000	0
Income taxes refundable	79,000	185,000
Deferred income taxes	620,000	469,000
Prepaid expenses and other current assets	88,866	222,999

	8,864,929	7,866,138
Property, plant and equipment	1,050,246	992,208
Other assets	109,780	95,019

	$10,024,955	$8,953,365

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable (including $24,487 due to related parties as of June 30, 2004)	516,623	472,868
Accrued expenses	413,993	319,122
Liability for preferential payment	477,601	477,601

	1,573,229	1,434,603

Long-term debt	123,640	481,267

Commitments and contingencies
Stockholders' equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding in 2004 and 2003, liquidation value of $2,171,796, and $2,565,185, respectively, as of June 30, 2004 and 2003	5,349	5,349
Class A common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,458,956 and 9,258,956 shares issued and outstanding in 2004 and 2003, respectively	94,590	92,590
Additional paid-in capital	5,160,075	5,334,848
Retained earnings	3,068,072	1,604,708

	8,328,086	7,037,495

	$10,024,955	$8,953,365

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Income

Years Ended June 30, 2004 and 2003

	2004	2003
Net sales	$18,512,717	$14,934,100
Cost of sales	12,502,577	10,029,514

Gross profit	6,010,140	4,904,586

Operating expenses
Selling, general and administrative (including $34,500 to related parties in 2004)	3,267,189	3,035,526
Research and development	337,814	421,397

	3,605,003	3,456,923

Income from operations	2,405,137	1,447,663
Interest expense	22,773	30,508

Income before income taxes	2,382,364	1,417,155

Income tax expense (benefit)
Federal	901,000	615,000
State	169,000	100,000
Deferred	(151,000)	(184,000)

	919,000	531,000

Net income	1,463,364	886,155
Less current year preferred stock dividends in arrears	(128,382)	(128,382)

Income available to common stockholders	$1,334,982	$757,773

Net income per common share
Basic	$0.14	$0.08

Assuming dilution	$0.14	$0.08

Shares used in computing per share amounts
Basic	9,370,595	9,358,956

Assuming dilution	9,466,595	9,358,956

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended June 30, 2004 and 2003

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance, June 30, 2002	534,925	5,349	9,248,956	92,490	5,672,557	718,553	6,488,949
Net income						886,155	886,155
Issuance of common stock			10,000	100	7,100		7,200
Series A preferred stock dividends paid (net of dividends previously accrued)					(344,809)		(344,809)

Balance, June 30, 2003	534,925	5,349	9,258,956	92,590	5,334,848	1,604,708	7,037,495
Net income						1,463,364	1,463,364
Issuance of common stock			200,000	2,000	347,000		349,000
Series A preferred stock dividends paid (net of dividends previously accrued)					(521,773)		(521,773)

Balance, June 30, 2004	534,925	$5,349	9,458,956	$94,590	$5,160,075	$3,068,072	$8,328,086

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2004 and 2003

	2004	2003
Operating activities
Net income	$1,463,364	$886,155
Depreciation and amortization	136,338	123,504
Loss on disposition of assets	5,762	1,014
Provision for bad debts	9,003	743,442
Reserve for returns	0	9,000
Issuance of common stock for services	289,000	0
Deferred tax expense (benefit)	(151,000)	(184,000)
Changes in
Accounts receivable	154,097	(368,577)
Inventories	(597,388)	(1,180,127)
Incomes taxes refundable	106,000	(130,000)
Prepaid expenses and other current assets	134,133	(192,445)
Other assets	(14,761)	(1,890)
Accounts payable	43,755	28,911
Accrued expenses	154,871	23,765

Net cash provided by (used in) operating activities	1,733,174	(241,248)

Investing activities
Acquisitions of property and equipment	(200,138)	(131,331)
Proceeds from sale of assets	0	13,550
Acquisition of certain assets of Gulbransen, Inc.	0	(164,177)
Advances to stockholder	(18,000)	0
Repayments from stockholder	0	552,073

Net cash provided by (used in) investing activities	(218,138)	270,115

Financing activities
Repayments of long-term debt	(357,627)	(165,012)
Issuance of common stock	0	7,200
Series A preferred stock dividends paid	(521,773)	(409,000)

Net cash used in financing activities	(879,400)	(566,812)

Increase (decrease) in cash	635,636	(537,945)
Cash
Beginning of year	966,935	1,504,880

End of year	$1,602,571	$966,935

Supplemental disclosures of cash flow information
Interest paid	$22,773	$30,508

Income taxes paid	$964,000	$845,000

Supplemental schedule of noncash financing activities

        On December 11, 2002, the Company, through a newly formed, wholly owned subsidiary, acquired certain assets of Gulbransen, Inc. As part of the acquisition, the Company was to issue 100,000 shares of its common stock upon the completion of certain documentation. As of June 30, 2003, the common stock was not issued and a liability in the amount of $60,000 was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued. During the year ended June 30, 2004, the Company issued the 100,000 shares of common stock.

QRS Music Technologies Inc.

Notes to the Consolidated Financial Statements

Years Ended June 30, 2004 and 2003

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

        The Company has divisions in Buffalo, New York; Seneca, Pennsylvania; Naples, Florida; and Las Vegas, Nevada, and operates a sales office in Sydney, Australia.

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

        Cash—At June 30, 2004 and 2003, the Company had deposits at three commercial banks. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits may from time to time exceed federally insured limits.

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

        Goodwill—The Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. Under these standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer subject to amortization. Rather, it is subject to periodic impairment tests based on its fair value. Goodwill represents the excess cost over the fair value of tangible net assets of the Company and is recorded on the consolidated balance sheet in other assets. The Company reviews the carrying value of the goodwill annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired. If this review indicates that goodwill is not recoverable, the Company's carrying value of the goodwill is reduced by the estimated shortfall. As of June 30, 2004 and 2003, respectively, the Company has $60,000 of goodwill included in other assets on the consolidated balance sheets and no impairment has been recorded.

        Advertising—The Company expenses advertising as the costs are incurred. Advertising expense was approximately $72,000 and $52,000 for the years ended June 30, 2004 and 2003, respectively.

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

        The computation of basic and diluted EPS was as follows:

	2004	2003
Numerator
Net income	$1,463,364	$886,155
Preferred stock dividends	(128,382)	(128,382)

Income available to common stockholders	$1,334,982	$757,773

Denominator
Basic weighted average shares outstanding	9,370,595	9,358,956
Weighted average shares outstanding for options	96,000	0
Diluted weighted average shares outstanding	9,466,595	9,358,956

Basic net income per share	$0.14	$0.08

Diluted net income per share	$0.14	$0.08

        In 2003 and 2004, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive. In 2003, options for 200,000 common shares were not included in the computation because they were antidilutive. In 2003, 100,000 common shares issued for the Gulbransen acquisition (Note 9) were considered to be outstanding for the computation of basic and diluted shares, even though such shares were not issued until fiscal 2004.

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

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective July 1, 2003 the Company adopted EITF Issue 00-21, which did not have a material effect on its financial position, results of operation or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial statements and related disclosures because it does not have any variable interest entity relationships.

        In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly. SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003. Effective July 1, 2003 the Company adopted SFAS 149 which did not have a material impact on its financial position or results of operations because the Company does not use derivative instruments.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, and there was no material impact on its financial position, results of operations, or cash flows.

        Reclassifications—Certain amounts reported in the 2003 financial statements have been reclassified to conform with the 2004 presentation without affecting previously reported net income.

Note 2 Inventories

        Inventories at June 30, 2004 and 2003 consist of:

	2004	2003
Raw materials	$3,771,127	$3,669,461
Finished goods	2,368,196	1,734,576

	6,139,323	5,404,037
Valuation reserve	(486,740)	(348,842)

	$5,652,583	$5,055,195

Note 3 Property, Plant and Equipment

        Property, plant and equipment at June 30, 2004 and 2003 consist of:

	2004	2003	Depreciable Lives
Land and buildings	$878,303	$878,303	10-39 years
Leasehold improvements	566,370	523,163	10-20 years
Machinery and equipment	462,080	473,563	5-7 years
Office equipment	333,396	281,865	5-7 years
Vehicles	41,840	41,840	5 years
Construction in process	34,612	0

	2,316,601	2,198,734
Accumulated depreciation and amortization	(1,266,355)	(1,206,526)

Net book value	$1,050,246	$992,208

        Depreciation and amortization expense amounted to $136,338 and $123,504 for the years ended June 30, 2004 and 2003, respectively.

Note 4 Long-Term Debt

        Long-term debt at June 30, 2004 and 2003 consists of:

	2004	2003
Note payable—lending institution—payable in monthly installments of $13,751 plus accrued interest at the prime rate (4% at June 30, 2004 and 4.25% at June 30, 2003), due May 2007, secured by all assets of the Company	$288,652	$646,279
Current portion	(165,012)	(165,012)

	$123,640	$481,267

        The note payable requires the Company to satisfy certain financial tests concerning tangible capital funds and debt service coverage ratio. As of June 30, 2004 the Company was in compliance with these financial covenants.

Note 5 Related-Party Transactions

        During the year ended June 30, 2004 the Company advanced $18,000 to its major stockholder. Such advance was evidenced by an unsecured demand note bearing interest at 6 percent per annum.

        During the year ended June 30, 2002, the Company advanced $552,073 to its major stockholder. Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum. During the year ended June 30, 2003, the advance was repaid in full, including $4,095 in interest.

        The Company leases property from its major stockholder under a 20-year operating lease which expires December 2012. Annual lease payments are $24,000. On April 1, 2000, the Company entered into an additional rental agreement with the same stockholder. The lease is on a month-to-month basis for $6,250 per month. Rent expense incurred related to these agreements amounted to $99,000 for the years ended June 30, 2004 and 2003.

        Beginning in 2004, in New South Wales, Australia, the Company began utilizing space in a building owned by Alltech International Holdings, Inc. The Company's chairman and majority shareholder is also chairman and majority shareholder of Alltech International Holdings. One of the Company's directors is also an officer of Alltech International Holdings. The Company uses the space to inventory pianos and pianomation units that will be sold in the Australian market. Alltech International Holdings also provides some managerial and accounting services for transactions in Australia in exchange for a commission on the product sold. For the year ended June 30, 2004 the Company incurred charges in the amount of $34,500 for services provided by Alltech International Holdings, Inc.

Note 6 Stockholders' Equity

        Each share of the Series A Preferred Stock is convertible into one share of common stock. Cumulative dividends (when declared) on the Series A Preferred Stock will be paid at a rate of 6 percent per annum of the original liquidation value on June 30 and December 31. The preferred liquidation amount is $4 per share. The holders of the preferred shares are entitled to one vote per share with respect to all matters submitted to a vote of the Company's stockholders. During the year ended June 30, 2004 and 2003, respectively, the Company declared and paid dividends totaling $521,773 and $409,000 ($344,809 declared in 2003 and $64,191 declared previous to 2003) to holders of the preferred shares. Dividends in arrears on the Series A Preferred Stock amounted to $32,096 and $425,485 at June 30, 2004 and 2003, respectively.

        In April 2004, the Company issued 100,000 shares of its common stock (valued at $289,000) to a non-employee in exchange for consulting services performed.

        During the year ended June 30, 2002, in exchange for consulting services, the Company granted an option to purchase 200,000 shares of stock at $1 per share exercisable until February 15, 2007. As of June 30, 2004 these options were still outstanding.

Note 7 Income Taxes

        The components of the net deferred tax assets as of June 30, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets
Allowance for doubtful accounts	$99,000	$66,000
Variation in inventories between tax and financial reporting purposes	240,000	161,000
Accrued judgement for preferential payments	181,000	181,000
Other accruals	100,000	61,000

	$620,000	$469,000

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	2004	2003
Computed income tax expense at federal statutory rate	$810,000	$482,000
Income tax expense at state rates (net of federal income tax effect)	112,000	62,000
Other	(3,000)	(13,000)

	$919,000	$531,000

Note 8 Commitments and Contingencies

        The Company is contingently liable under its third party financing agreements, arranged for its customers, in the amounts of $1,915,000 and $1,160,000 at June 30, 2004 and 2003, respectively. The total pianos repurchased by the Company under these commitments amounted to $17,188 and $51,075 for the years ended June 30, 2004 and 2003, respectively. A reserve for returns of $91,000 at June 30, 2004 and 2003, respectively, is included in accrued expenses in the accompanying balance sheets.

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

        The Company has entered into various royalty and licensing agreements with third parties. Royalty and licensing expense for the years ended June 30, 2004 and 2003 amounted to approximately $425,000 in 2004 and $300,000 in 2003.

        On August 20, 2003 a default judgment in the amount of approximately $478,000 was entered against the Company in the United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight's Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin's bankruptcy filing on May 31, 2001. Because a judgment was entered into against the Company by the Court, the entire amount of the judgment was accrued as of June 30, 2003. The Company filed a motion seeking vacation of the judgment and raised various defenses under the Bankruptcy Code. The Company is currently involved in negotiations for the settlement of the judgment.

Note 9 Asset Acquisition

        On December 11, 2002, the Company, through a newly formed, wholly owned subsidiary, acquired certain assets of Gulbransen, Inc. for $164,177 in cash, 100,000 shares of the Company's common stock and future royalty payments (through November 1, 2032) based on sales volume. The common stock was to be issued upon the completion of certain documentation. The purchase price was negotiated based on the fair value of the inventory purchased plus a multiple of prior financial results and perceived opportunities. As of June 30, 2003, the common stock was not issued and a liability was recorded in accrued expenses to reflect the fair value, as of December 11, 2002, of the common stock to be issued. During the year ended June 30, 2004, the Company issued the 100,000 shares of common stock.

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

Item 8B. Other Information

        None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        DIRECTORS AND OFFICERS. The Directors and Executive Officers of Registrant and the positions held by each of them are as follows. All directors serve until Registrant's next annual meeting of shareholders.

Name	Age	Serving as Director of Registrant Since	Position Held With the Registrant
Richard A. Dolan	69	1990	Director, Chairman
Ann A. Jones	39	1996	Secretary, Treasurer, Chief Financial Officer, Director
Geoffry Matlin	53	1998	Director
Thomas A. Dolan	45		President, Chief Executive Officer

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

        Registrant has not yet adopted a code of ethics. It is in the process of drafting an appropriate code of ethics. Registrant expects to adopt a code of ethics within the next 120 days.

Item 10. Executive Compensation.

        The following table sets forth information concerning compensation for services in all capacities by the Registrant and its subsidiaries for fiscal years ended June 30, 2002, 2003 and 2004 of those persons who were, at June 30, 2004, the Chief Executive Officer of the Registrant and other highly compensated executive officers and employees of Registrant.

SUMMARY COMPENSATION TABLE

Name and Principal postion	Year	Salary		Other Annual Compensation	Long-Term Compensation Securities Underlying Options/SARs
Richard Dolan Chairman	2002 2003 2004		$60,000 —
Ann Jones, CFO	2002 2003 2004	$ $ $	85,000 87,000 87,000	$69,000
Tom Dolan, Pres., CEO	2003 2004	$ $	85,000 87,000	$85,000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS.

        The following table sets forth as of June 30, 2004, the number of Registrant's voting securities beneficially owned by persons who own five percent or more of Registrant's voting stock, by each director, and by all officers and directors as a group. The table presented below includes shares issued and outstanding, and warrants to purchase shares and options exercisable within 60 days.

Title and Class	Name and Address Of Beneficial Owner	Type of Ownership	Number of Shares Owned		Percent of Class
Common Stock $.01 par value	Richard Dolan 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	5,828,274	*	58%
Common Stock $.01 par value	Ann Jones 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	200,063	**	2%
Common Stock $.01 par value	Geoffry Matlin 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	24,250	**	***
Common Stock $.01 par value	Thomas Dolan 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	359,227	**	4%
Common Stock $.01 par value	All Officers and Directors As a Group	Record and Beneficial (4 persons)	6,411,814		64%

*
Includes 442,190 shares owned by family members of which Mr. Dolan disclaims ownership. It also includes 534,925 shares of Series A preferred stock which is convertible into shares of common stock.

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

        Registrant has declared and paid $521,773 in preferred stock dividends in fiscal year 2004. All shares of preferred stock are owned by Registrant's Chairman

        Registrant has no and is not currently considering adopting any policy regarding transactions with affiliates. In the future the Registrant will not advance funds to affiliates.

        In New South Wales, Australia, the Company utilizes spaces in a building owned by Alltech International Holdings, Inc. The Company's chairman and majority shareholder is also chairman and majority shareholder of Alltech International Holdings. One of the Company's directors, Geoff Matlin is also an officer of Alltech International Holdings. The Company uses the space to inventory pianos and pianomation units that will be sold in the Australian market. Alltech International Holdings also provides some managerial and accounting services for transactions in Australia in exchange for a commission on the product sold.

Item 13. Exhibits and Reports on Form 8-K.

a.
Exhibit Index

Exhibit Number	Page #
2	(i)	Articles of Incorporation	*
	(ii)	Bylaws	*
6		Material Contracts
	(i)	Lease—Naples, Florida	*
	(ii)	Monthly Rental Agreement-Las Vegas	*
31.1	Certifications (of Chief Financial Officer)
31.2	Certifications (of Chief Executive Officer)
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*
Incorporated by reference from Registrant's Form 10SB Amendment 3 dated May 21, 2001.

        On May 17, 2004, Registrant filed a report on Form 8-K disclosing in Item 5 that in the 3rd quarter of the fiscal year ending June 30, 2004, the Company discovered that in August 2003, a default judgment in the amount of approximately $478,000 plus interest had been entered against it in United States Bankruptcy Court, Southern District of Ohio, Western Division.

Item 14. Principal Accountant Fees and Services

        The Board of Directors, upon recommendation of the Audit Committee, appointed the firm of Altschuler, Melvoin & Glasser LLP ("AM&G") certified public accountants for fiscal 2004.

        AM&G has a continuing relationship with American Express Tax and Business Services, Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AM&G has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

        Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q. Fees billed for professional audit services rendered amounted to $80,000 and $63,000 for the fiscal years ended June 30, 2004 and 2003, respectively.

        Tax compliance services were provided by TBS for which fees amounted to $9,000 and $8,000 for the fiscal years ended June 30, 2004 and 2003, respectively.

        During the year ended June 30, 2004, AM&G and TBS did not perform any management consulting services for the Company.

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

QRS Music Technologies, Inc.
Date: 09/29/04
By:	/s/ ANN A. JONES Ann A. Jones, Chief Financial Officer

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
  Item 6. Management's Discussion and Analysis or Plan of Operation.
  Item 7. Financial Statements.
Table of Contents
Independent Auditors' Report
QRS Music Technologies Inc. Consolidated Balance Sheets June 30, 2004 and 2003
QRS Music Technologies Inc. Consolidated Statements of Income Years Ended June 30, 2004 and 2003
QRS Music Technologies Inc. Consolidated Statements of Changes in Stockholders' Equity Years Ended June 30, 2004 and 2003
QRS Music Technologies Inc. Consolidated Statements of Cash Flows Years Ended June 30, 2004 and 2003
QRS Music Technologies Inc. Notes to the Consolidated Financial Statements Years Ended June 30, 2004 and 2003
  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 8A. Controls and Procedures.
  Item 8B. Other Information
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits and Reports on Form 8-K.
  Item 14. Principal Accountant Fees and Services
SIGNATURES