Form 10QSB
period 2004-09-30
QRS MUSIC TECHNOLOGIES INC
filed 2004-11-15
CIK 1126535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,458,956

Transitional Small Business Disclosure Format (Check One):    Yes ☐   No  ☒

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended September 30, 2004

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2004	June 30, 2004
	(Unaudited)

Assets

Current assets
Cash	$796,414	$1,602,571
Accounts receivable (net of allowance for doubtful accounts of $83,400, and $73,400 respectively)	1,159,347	803,909
Inventories	6,925,916	5,652,583
Income taxes refundable	0	79,000
Advances due from stockholder	0	18,000
Deferred income taxes	620,000	620,000
Prepaid expenses and other current assets	208,014	88,866
	9,709,691	8,864,929

Property, plant and equipment	1,120,376	1,050,246

Other assets	79,854	109,780

	$10,909,921	$10,024,955
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable (including $24,487 due to related parties as of September 30, 2004 and June 30, 2004)	646,203	516,623
Accrued expenses	389,940	413,993
Liability for preferential payment	477,601	477,601
Loan payable to shareholder	476,000	0
Income taxes payable	82,000	0
	2,236,756	1,573,229

Long-term debt	82,309	123,640

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,203,892 and $2,171,796, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,458,956 shares, issued and outstanding.	94,590	94,590
Additional paid-in capital	5,160,075	5,160,075
Retained earnings	3,330,842	3,068,072
	8,590,856	8,328,086

	$10,909,921	$10,024,955

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Three Months Ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)

Net sales	$4,840,730	$3,477,736
Cost of sales	3,452,139	2,515,192
Gross profit	1,388,591	962,544
Operating expenses
Selling, general and administrative	858,933	672,249
Research and development	102,880	83,969
	961,813	756,218
Income from operations	426,778	206,326
Interest expense	3,008	9,438
Income before income taxes	423,770	196,888
Income tax expense
Current	161,000	73,816
Deferred	0	0
	161,000	73,816
Net income	262,770	123,072
Less current period preferred stock dividends in arrears	(32,096)	(32,096)
Income available to common stockholders	$230,674	$90,976
Earnings per common share

Basic	$.02	$.01
Assuming dilution	$.02	$.01

Weighted average number of common shares outstanding
Basic	9,458,956	9,358,956
Assuming dilution	9,574,956	9,417,113

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Three months Ended September 30, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)

Operating activities
Net income	$262,770	$123.072
Depreciation and amortization	35,000	30,500
Provision for bad debt, net	11,434	39,680
Changes in :
Accounts receivable	(366,873)	195,685
Inventories	(1,273,332)	(496,782)
Income taxes refundable	79,000	26,816
Prepaid expenses and other assets	(119,148)	0
Other assets	29,926	13,228
Accounts payable	129,580	20,157
Accrued expenses	(24,053)	(51,088)
Income taxes payable	82,000	0
Net cash (used in) operating activities	(1,153,696)	(98,732)

Investing activities
Acquisitions of property and equipment	(105,130)	(2,751)
Proceeds from repayment of advances from stockholder	18,000	0
Net cash (used in) investing activities	(87,130)	(2,751)

Financing activities
Payment of preferred stock dividends	0	(254,985)
Proceeds from note receivable - stockholder	500,000	0
Repayments on note payable – stockholder	(24,000)	0
Repayments of long term debt – lending institution	(41,331)	(55,005)
Net cash provided by (used in) financing activities	434,669	(309,990)
(Decrease) in cash	(806,157)	(411,473)
Cash
Beginning of period	1,602,571	966,935
End of period	$796,414	$555,462
Supplemental disclosure of cash flow information
Interest paid	$3,008	$9,438
Income taxes paid	$0	$47,000

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

QRS Music Technologies, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1                                Unaudited Interim Financial Statements

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US generally accepted accounting principles are omitted.  For additional disclosures, see Notes to Consolidated Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2004.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for these interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Note 2                                Inventories

Inventories at September 30, 2004 and June 30, 2004 consisted of:

	September 30, 2004	June 30, 2004
	(Unaudited)

Raw materials	$5,525,916	$3,771,127
Finished goods	1,887,441	2,368,196
	7,413,357	6,139,323
Valuation reserve	(487,441)	(486,740)
	$6,925,916	$5,652,583

Note 3                                Dividends in arrears

Dividends in arrears on the Series A preferred stock amounted to $64,192 at September 30, 2004.

Note 4                                Earnings Per Share

The Company computes earnings per share (“EPS”) under Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share.”  Basic net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.  Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if convertible preferred stock, warrants, options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

The computation of basic and diluted EPS was as follows:

	September 30, 2004	September 30, 2003

Numerator
Net income	$262,770	$123,072
Preferred stock dividends in arrears	(32,096)	(32,096)
Income available to common stockholders	$230,674	$90,976

Denominator
Basic weighted average shares outstanding	9,458,956	9,358,956
Weighted average shares outstanding for options	116,000	58,157
Diluted weighted average shares outstanding	9,574,956	9,417,113

Basic net income per share	$0.02	$0.01
Diluted net income per share	$0.02	$0.01

In 2004 and 2003, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Note 5                                Note Payable – Shareholder

On September 15, 2004, the Company’s majority shareholder advanced the company $500,000, Such advance was evidenced by an unsecured demand note bearing interest at 6% per annum.  As of September 30, 2004 a partial payment had been made against the note.

Note 6                                Commitments and Contingencies

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

On August 20, 2003 a default judgment in the amount of approximately $478,000 was entered against the Company in the United States Bankruptcy Court, Southern District of Ohio, Western Division.  The default judgment was granted to Dwight’s Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin’s bankruptcy filing on May 31, 2001.  Because a judgment was entered into against the Company by the Court, the entire amount of the judgment was accrued as of June 30, 2003.  The Company filed a motion seeking vacation of the judgment and raised various defenses under the Bankruptcy Code.  The Company is currently involved in negotiations for the settlement of the judgment.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements in this Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the effects of the changes in Homeland Security policies, specifically relating to the effects on international and domestic transportation of goods, the state of the economy; the financial condition of major OEM’s such as Baldwin Piano Co. and Young Chang Pianos; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; uncertainty regarding economic recovery of the United States and international economies in general and consumer spending in particular, and other factors particular to Registrant.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

SALES.  Total sales increased 39.2% from $3.48 million in the first three months of fiscal 2004 to $4.84 million in the first three months of fiscal 2005.  Increased sales of technology which included the Pianomation player systems, accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 37.3 % from $2.5 million in the first three months of fiscal 2004 to $3.5 million in the first three months of fiscal 2005.  As a percentage of sales, cost of sales increased one percentage point as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 27.8% from $672,000 in fiscal 2004 to $859,000 in fiscal 2005. The increase is a result of additional advertising expenses, increased commissions and selling expenses due to increased sales, an increase in shipping and delivery costs as a result of the rising transportation costs, increased legal and accounting expenses, and increased office expenses related to establishing new offices in Hong Kong and Australia.

INTEREST EXPENSE, NET.  Net interest expense decreased 68.1% from $9,400 in the first three months of fiscal 2004 to $3,000 in the first three months of fiscal 2005.  The decrease is due to a reduction in the outstanding balance during the period.

PROVISION FOR INCOME TAXES.  Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income increased 113.5% from $123,000 for the three month period ended September 30, 2003 to $263,000 for the three month period ended September 30, 2004 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Registrant’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, Registrant does not have available any established lines of credit with banking facilities.

Registrant’s cash was $796,000 and $1.6 million at September 30, 2004 and June 30, 2004, respectively.  Cash decreased from June 30, 2004 to September 30, 2004 primarily as a result of an increase in inventory and accounts receivable, offset by the increase in net income, and proceeds received from a note payable to a stockholder.

As of May 15, 2002 the Registrant owed approximately $919,000 to a lending institution pursuant to a note due May 2002.  Registrant refinanced the debt prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.75% at September 30, 2004) and due in May 2007, requires the Registrant to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio.  As of the date hereof , the

Registrant is in compliance with these covenants.

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

Item 3.                                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

During the third quarter of the fiscal year ending June 30, 2004 the Company’s chief executive officer and chief financial officer learned of instances of insufficiencies in certain disclosure controls and procedures and internal controls during the fiscal year ending June 30, 2003 and for the first three quarters of fiscal 2004.  As a result, an evaluation was performed of the involved disclosure controls and procedures and internal controls and there was found to be a significant deficiency, and necessary improvements needed to be made to ensure these deficiencies would not be repeated.  The matter was discussed with the audit committee, the independent auditors, corporate counsel and the Board of Directors.  The correction of the deficiency was assigned the highest priority, and action has been taken to correct it.

As a result of the evaluation the following conclusions were reached:

There was no fraud affecting the Company’s financial statements.

Corrective action is being taken to address and remedy the deficiency.

Discussed below is specific information regarding the disclosure controls and procedures deficiency and the internal control deficiencies and the corresponding corrective actions as implemented through May 19, 2004.

In the 3rd quarter of the fiscal year ending June 30, 2004, the Company discovered that a default judgment in the amount of approximately $478,000 plus interest had been entered against it in United States Bankruptcy Court, Southern District of Ohio, Western Division.  Due to a gap in the disclosure controls and procedures system the receipt of process was not handled in an appropriate manner, and did not come to the attention of management or counsel within the appropriate time to be properly reviewed and assessed for effect on the Company’s financial statements and action necessary for proper disclosure. Management has reviewed its procedures and taken appropriate actions to ensure these matters will be handled in the appropriate manner.  The company has appointed its current registered agent in the State of Delaware to act as registered agent in all states where the Company has offices. The Company intends to instruct the registered agent that copies of all receipts of process are to be sent to the chief executive officer, chief financial officer, corporate counsel and chairman of the board.  Such matters that materially affect the Company’s financial position will be immediately brought to the attention of the audit committee, who will in turn prepare a separate analysis of the impact on the Company’s financial reporting.  It has also been determined that the audit committee will meet on a more frequent basis.  As a regular course of business at all Board meetings the audit committee will review with the Board of Directors any outstanding issues.  If the audit committee believes an item of a significant nature has arisen, it will immediately request a special Board Meeting to review the circumstances.

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

The Company is committed to ongoing periodic reviews of its controls and their effectiveness. Controls have improved and management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects.  Management believes its practices and procedures, although not as mature or as formal as management intends them to be in the future, are adequate under the circumstances, and that there are no material inaccuracies or omissions in this Form

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

 In the 3rd quarter of the fiscal year ending June 30, 2004, the Company discovered that a default judgment in the amount of approximately $478,000 plus interest had been entered against it in United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight’s Piano Co, fka Baldwin Piano & Organ Company and subsidiaries and was based upon Plaintiff’s claims that preferential transfers were made during the 90 period prior to Baldwin’s bankruptcy filing on May 31, 2001. The Company filed a motion seeking vacation of the judgment under Fed.R.Bankr.P. 9024 and 7055, raising various defenses under 11 USC 547(c) of the Bankruptcy Code.  The company is currently involved in negotiations for the settlement of the judgment.

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

QRS Music Technologies, Inc.

Date	11/15/04

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer