Form 10QSB
period 2004-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2005-02-18
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended December 31, 2004

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2004	June 30, 2004
	(Unaudited)
Assets

Current assets
Cash	$1,108,452	$1,602,571
Accounts receivable (net of allowance for doubtful accounts of $103,400, and $73,400 respectively)	1,147,476	803,909
Inventories	7,070,133	5,652,583
Income taxes refundable	83,000	79,000
Advances due from stockholder	0	18,000
Deferred income taxes	620,000	620,000
Prepaid expenses and other current assets	245,228	88,866
	10,274,289	8,864,929

Property, plant and equipment	1,255,455	1,050,246

Other assets	78,137	109,780

	$11,607,881	$10,024,955

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$165,012	$165,012
Accounts payable (including $25,782 and $24,487 due to related parties as of December 31, 2004 and June 30, 2004, respectively)	770,091	516,623
Accrued expenses	431,796	413,993
Liability for preferential payment	477,601	477,601
Loan payable to stockholder	500,000	0

	2,344,500	1,573,229

Long-term debt	41,056	123,640

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $ .01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,235,988 and $2,171,796, respectively.	5,349	5,349
Common stock, voting, $ .01 par value, 40,000,000 shares authorized, 9,458,956 shares, issued and outstanding.	94,590	94,590
Additional paid-in capital	5,160,075	5,160,075
Retained earnings	3,962,311	3,068,072
	9,222,325	8,328,086

	$11,607,881	$10,024,955

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Three Months Ended December 31, 2004 and 2003

	December 31, 2004	December 31, 2003
	(Unaudited)	(Unaudited)

Net sales	$6,800,026	$6,622,014

Cost of sales	4,541,775	4,252,849

Gross profit	2,258,251	2,369,165

Operating expenses
Selling, general and administrative	1,110,486	571,428
Research and development	94,544	83,661
	1,205,030	655,089

Income from operations	1,053,221	1,714,076

Interest expense	11,752	4,073

Income before income taxes	1,041,469	1,710,003
Income tax expense
Current	410,000	649,858
Deferred	0	0
	410,000	649,858

Net income	631,469	1,060,145

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income available to common stockholders	$599,373	$1,028,049

Earnings per common share
Basic	$.06	$.11
Assuming dilution	$.06	$.11

Weighted average number of common shares outstanding

Basic	9,458,956	9,358,956

Assuming dilution	9,555,956	9,417,113

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Six Months Ended December 31, 2004 and 2003

	December 31, 2004	December 31, 2003
	(Unaudited)	(Unaudited)

Net sales	$11,640,756	$10,099,750

Cost of sales	7,993,914	6,768,041

Gross profit	3,646,842	3,331,709

Operating expenses
Selling, general and administrative	1,969,419	1,243,677
Research and development	197,424	167,630
	2,166,843	1,411,307

Income from operations	1,479,999	1,920,402

Interest expense	14,760	13,511

Income before income taxes	1,465,239	1,906,891
Income tax expense
Current	571,000	723,674
Deferred	0	0
	571,000	723,674

Net income	894,239	1,183,217

Less current period preferred stock dividends in arrears	(64,192)	(64,192)

Income available to common stockholders	$830,047	$1,119,025

Earnings per common share
Basic	$.09	$.12
Assuming dilution	$.09	$.12

Weighted average number of common shares outstanding

Basic	9,458,956	9,358,956

Assuming dilution	9,565,956	9,417,113

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Six months Ended December 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)

Operating activities
Net income	$894,239	$1,183,217
Depreciation and amortization	70,000	61,000
Provision for bad debt, net	20,987	(36,914)
Changes in
Accounts receivable	(364,554)	(257,078)
Inventories	(1,417,550)	109,203
Income taxes refundable	(4,000)	185,000
Prepaid expenses and other assets	(156,362)	102,261
Other assets	31,643	0
Accounts payable	253,468	203,549
Accrued expenses	17,803	90,588
Income taxes payable	0	491,674
Net cash provided by (used in) operating activities	(654,326)	2,132,500

Investing activities
Acquisitions of property and equipment	(275,209)	(10,369)
Proceeds from repayment of advances due from stockholder	18,000	0
Net cash (used in) investing activities	(257,209)	(10,369)

Financing activities
Payment of preferred stock dividends	0	(254,985)
Proceeds from note payable- stockholder	500,000	0
Repayments of long term debt — lending institution	(82,584)	(96.358)
Net cash provided by (used in) financing activities	417,416	(351,343)

Increase (Decrease) in cash	(494,119)	1,770,778

Cash
Beginning of period	1,602,571	966,935

End of period	$1,108,452	$2,737,723

Supplemental disclosure of cash flow information
Interest paid	$14,760	$13,511
Income taxes paid	$575,000	$47,000

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

Note 2              Inventories

Inventories at December 31, 2004 and June 30, 2004 consisted of:

	December 31, 2004	June 30, 2004
	(Unaudited)

Raw materials	$5,451,921	$3,771,127
Finished goods	2,094,596	2,368,196
	7,546,517	6,139,323
Valuation reserve	(476,384)	(486,740)
	$7,070,133	$5,652,583

Note 3              Dividends in arrears

Dividends in arrears on the Series A preferred stock amounted to $96,288 at December 31, 2004.

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

The computation of basic and diluted EPS for the three months ended December 31, 2004 was as follows:

	December 31, 2004	December 31, 2003
Numerator
Net income	$631,469	$1,060,145
Preferred stock dividends in arrears	(32,096)	(32,096)
Income available to common stockholders	$599,373	$1,028,049

Denominator
Basic weighted average shares outstanding	9,458,956	9,358,956
Weighted average shares outstanding for options	97,000	58,157
Diluted weighted average shares outstanding	9,555,956	9,417,113

Basic net income per share	$.06	$0.11
Diluted net income per share	$.06	$0.11

The computation of basic and diluted EPS for the six months ended December 31, 2004 was as follows:

	December 31, 2004	December 31, 2003
Numerator
Net income	$894,239	$1,183,217
Preferred stock dividends in arrears	(64,192)	(64,192)
Income available to common stockholders	$830,047	$1,119,025

Denominator
Basic weighted average shares outstanding	9,458,956	9,358,956
Weighted average shares outstanding for options	107,000	58,157
Diluted weighted average shares outstanding	9,565,956	9,417,113

Basic net income per share	$.09	$0.12
Diluted net income per share	$.09	$0.12

In 2005 and 2004, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Note 5              Note Payable – Stockholder

On September 15, 2004, the Company’s majority stockholder advanced the Company $500,000.    Such advance was evidenced by an unsecured demand note bearing interest at 6% per annum.  For the six month period ended December 31, 2004, the interest expense related to the loan was $8,795.

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

On August 20, 2003 a default judgment in the amount of approximately $478,000 was entered against the Company in the United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight’s Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin’s bankruptcy filing on May 31, 2001. Because a judgment was entered against the Company by the Court, the entire amount of the judgment was accrued as of June 30, 2003. The Company filed a motion seeking vacation of the judgment and raised several defenses available to it under the Bankruptcy Code.  On January 3, 2005 the United States Bankruptcy Court, Southern District of Ohio, Western Division, approved a negotiated settlement agreement between the Company and Dwight’s Piano Co.  The negotiated settlement agreement reduced the Company’s preference liability to $61,395.  Upon the consummation of the settlement, the United States Bankruptcy Court immediately entered an Order vacating the default judgment entered, and subsequently dismissed the litigation initiated by Dwight’s Piano Co. against the Company, with prejudice.  As a result of the negotiated settlement, for the quarter ending March 31, 2005 the Company will recognize a gain of approximately $259,000, (net of income taxes) or $.03 per share.

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

GENERAL.

The Registrant’s fiscal year ends each June 30, and the fiscal years ended June 30, 2004, June 30, 2005 are referred to as “ fiscal 2004”, “fiscal 2005”, respectively.

Registrant is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos.  Registrant sells its products to dealers and end-users, predominately in the United States and has divisions in New York, Pennsylvania, Florida and Nevada.

Recently the Regristrant began renting space in Sydney, Australia with the purpose of opening a sales office to begin distribution of products to Australia.  Registrant also began leasing space in China for the purpose of distributing product, and certain administrative duties.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003.

SALES.  Total sales increased 2.7% from $6.62 million in the second three months of fiscal 2004 to $6.8 million in the second three months of fiscal 2005.  Increased sales of technology related products which included the Pianomation player systems, accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 7.0% from $4.3 million in the second three months of fiscal 2004 to 4.5 million in the second three months of fiscal 2005.  As a percentage of sales, cost of sales increased 2.6 percentage point as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 94.3% from $571,000 in fiscal 2004 to $1.11 million in fiscal 2005. The increase is a result of the funding of a profit sharing plan for the benefit of the employees, increased legal and accounting expenses, an increase in accrued tax expense, and increased office expenses related to establishing new offices in Hong Kong and Australia.

INTEREST EXPENSE, NET.  Net interest expense increased 188% from $4,000 in the second three months of fiscal 2004 to $11,800 in the second three months of fiscal 2005.  The increase is due to the additional interest being paid on a loan to the the majority shareholder.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 40.4% from $1.06 million for the three month period ended December 31, 2003 to 631,000 for the three month period ended December 31, 2004 as a result of the above mentioned variances.

SIX MONTHS MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2003.

SALES.  Total sales increased 15.3% from $10.1 million in the first six months of fiscal 2004 to $11.6 million in the first six months of fiscal 2005.  Increased sales of technology related products which included the Pianomation player systems, accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 18.1 % from $6.8 million in the first six months of fiscal 2004 to 8 million in the first six months of fiscal 2005.  As a percentage of sales, cost of sales increased 1.7 percentage points as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 58.3% from 1.24 million in fiscal 2004 to $1.97 million in fiscal 2005. The increase is a result of additional advertising expenses, increased commissions and selling expenses due to increased sales, an increase in shipping and delivery costs as a result of the rising transportation costs, increased legal and accounting expenses, and increased office expenses related to establishing new offices in Hong Kong and Australia, the funding of a profit share plan on behalf of the company employees, and an increase in accrued tax expense.

INTEREST EXPENSE, NET.  Net interest expense increased 9.2% from $13,000 in the first six months of fiscal 2004 to $15,000 in the first six months of fiscal 2005.  The increase is due to the interest being paid on a loan from the majority shareholder.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 24.4% from $1.18 million for the six month period ended December 31, 2003 to $894,000 for the six month period ended December 31, 2004 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Registrant’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, Registrant does not have available any established lines of credit with banking facilities.

Registrant’s cash was $1.1 million and $1.6 million at December 31, 2004 and June 30, 2004, respectively.  Cash decreased from June 30, 2004 to December 31, 2004 primarily as a result of an increase in inventory and accounts receivable, offset by net income, and proceeds received from a note payable to a stockholder.

As of May 15, 2002 the Registrant owed approximately $919,000 to a lending institution pursuant to a note due May 2002.  Registrant refinanced the debt prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.75% at December 31, 2004) and due in May 2007, requires the Registrant to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio.  As of the date hereof , the Registrant is in compliance with these covenants.

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

Item 1. Legal Proceedings

On August 20, 2003 a default judgment in the amount of approximately $478,000 was entered against the Company in the United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight’s Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin’s bankruptcy filing on May 31, 2001. Because a judgment was entered against the Company by the Court, the entire amount of the judgment was accrued as of June 30, 2003. The Company filed a motion seeking vacation of the judgment and raised several defenses available to it under the Bankruptcy Code.  On January 3, 2005 the United States Bankruptcy Court, Southern District of Ohio, Western Division, approved a negotiated settlement agreement between the Company and Dwight’s Piano Co.  The negotiated settlement agreement reduced the Company’s preference liability to $61,395.  Upon the consummation of the settlement, the United States Bankruptcy Court immediately entered an Order vacating the default judgment entered, and subsequently dismissed the litigation initiated by Dwight’s Piano Co. against the Company, with prejudice.  As a result of the negotiated settlement, for the quarter ending March 31, 2005 the Company will recognize a gain of approximately $259,000, (net of income taxes) or $.03 per share.

A lawsuit filed in Clark County Nevada District Court in October 2000 by Family Music against the Company , Richard Dolan and a former employee of the Company was settled on February 3, 2005 . The lawsuit was settled without any payment to the plaintiff by the Company.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit Index

31.1 Certifications (of Chief Financial Officer)

31.2 Certifications (of Chief Executive Officer)

32.1 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

b) Reports on Form 8-K.

On May 18, 2004, the Company filed a Form 8-K, which disclosed in Item 5 the default judgment described in Legal Proceedings, Part II, Item 1 above.

On January 19, 2005, the Company filed a Form 8-K, which disclosed in Item 5 the settlement of the default judgment described in Legal Proceedings, Part II, Item 1 above.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS Music Technologies, Inc.

Date	2/18/05

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer