Form 10QSB
period 2005-03-31
QRS MUSIC TECHNOLOGIES INC
filed 2005-05-13
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

QRS MUSIC TECHNOLOGIES, INC.

 TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended March 31, 2005

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Current assets
Cash	$517,944	$1,602,571
Accounts receivable (net of allowance for doubtful accounts of $152,400, and $73,400 respectively)	962,619	803,909
Inventories	8,089,212	5,652,583
Income taxes refundable	0	79,000
Advances due from stockholder	0	18,000
Deferred income taxes	462,000	620,000
Prepaid expenses and other current assets	309,735	88,866
	10,341,510	8,864,929
Property, plant and equipment	1,251,990	1,050,246
Other assets	90,203	109,780

Liabilities and Stockholders’ Equity	$11,683,703	$10,024,955
Current liabilities
Current portion of long-term debt	$150,087	$165,012
Accounts payable (including $8,440 and $24,487 due to related parties as of March 31, 2005 and June 30, 2004, respectively)	511,643	516,623
Accrued expenses	614,312	413,993
Liability for preferential payment	0	477,601
Income taxes payable	56,000	0
Loan payable to stockholder	500,000	0

	1,832,042	1,573,229

Long-term debt	0	123,640

Commitments and contingencies
Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,268,084 and $2,171,796, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,458,956 shares, issued and outstanding.	94,590	94,590
Additional paid-in capital	5,160,075	5,160,075
Retained earnings	4,591,647	3,068,072
	9,851,661	8,328,086
	$11,683,703	$10,024,955

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Three Months Ended March 31, 2005 and 2004

	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Net sales	$4,315,004	$4,526,636
Cost of sales	2,590,716	2,709,455
Gross profit	1,724,288	1,817,181
Operating expenses
Selling, general and administrative	457,295	981,226
Research and development	234,023	63,102
	691,318	1,044,328
Income from operations	1,032,970	772,853
Interest expense	10,634	5,971
Income before income taxes	1,022,336	766,882
Income tax expense
Current	235,000	291,415
Deferred	158,000	0
	393,000	291,415
Net income	629,336	475,467
Less current period preferred stock dividends in arrears	(32,096)	(32,096)
Income available to common stockholders	$597,240	$443,371
Earnings per common share
Basic	$.06	$.05
Assuming dilution	$.06	$.05

Weighted average number of common shares outstanding
Basic	9,458,956	9,358,956
Assuming dilution	9,586,956	9,464,483

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Income

Nine months ended March 31, 2005 and 2004

	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Net sales	$15,955,760	$14,626,386
Cost of sales	10,584,630	9,477,496
Gross profit	5,371,130	5,148,890
Operating expenses
Selling, general and administrative	2,426,714	2,224,903
Research and development	431,447	230,732
	2,858,161	2,455,635
Income from operations	2,512,969	2,693,255
Interest expense	25,394	19,482
Income before income taxes	2,487,575	2,673,773
Income tax expense
Current	806,000	1,015,089
Deferred	158,000	0
	964,000	1,015,089
Net income	1,523,575	1,658,684
Less current period preferred stock dividends in arrears	(96,288)	(96,288)
Income available to common stockholders	$1,427,287	$1,562,396
Earnings per common share
Basic	$.15	$.17
Assuming dilution	$.15	$.17

Weighted average number of common shares outstanding
Basic	9,458,956	9,358,956
Assuming dilution	9,573,956	9,417,113

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Nine months ended March 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,523,575	$1,658,684
Depreciation and amortization	105,000	91,500
Provision for bad debt, net	91,300	0
Deferred income tax expense	158,000	0
Changes in
Accounts receivable	(250,010)	99,729
Inventories	(2,436,629)	(327,090)
Income taxes refundable	79,000	53,113
Prepaid expenses and other assets	(220,869)	0
Other assets	19,577	0
Accounts payable	(4,980)	(106,860)
Accrued expenses	(277,282)	91,744
Income taxes payable	56,000	301,089
Net cash provided by (used in) operating activities	(1,157,318)	2,046,909

Investing activities
Acquisitions of property and equipment	(306,744)	(102,976)
Repayment of advances due from stockholder	18,000	0
Net cash (used in) investing activities	(288,744)	(102,976)

Financing activities
Payment of preferred stock dividends	0	(254,985)
Proceeds from note payable- stockholder	500,000	0
Repayments of long term debt — lending institution	(138,565)	(316,374)
Net cash provided by (used in) financing activities	361,435	(571,359)

Increase (Decrease) in cash	(1,084,627)	1,372,574

Cash
Beginning of period	1,602,571	966,935
End of period	$517,944	$2,339,509

Supplemental disclosure of cash flow information
Interest paid	$25,394	$19,482
Income taxes paid	$671,000	$529,000

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

Note 2              Inventories

Inventories at March 31, 2005 and June 30, 2004 consisted of:

	March 31, 2005	June 30, 2004
	(Unaudited)

Raw materials	$6,385,584	$3,771,127
Finished goods	2,180,698	2,368,196
	8,566,282	6,139,323
Valuation reserve	(477,070)	(486,740)
	$8,089,212	$5,652,583

Note 3              Dividends in arrears

Dividends in arrears on the Series A preferred stock amounted to $128,384 at March 31, 2005.

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

The computation of basic and diluted EPS for the three months ended March 31, was as follows:

	2005	2004
Numerator
Net income	$629,336	$475,467
Preferred stock dividends in arrears	(32,096)	(32,096)
Income available to common stockholders	$597,240	$443,371

Denominator
Basic weighted average shares outstanding	9,458,956	9,358,956
Weighted average shares outstanding for options	128,000	105,527
Diluted weighted average shares outstanding	9,586,956	9,464,483

Basic net income per share	$0.06	$0.05
Diluted net income per share	$0.06	$0.05

The computation of basic and diluted EPS for the nine months ended March 31, was as follows:

	2005	2004
Numerator
Net income	$1,523,575	$1,658,684
Preferred stock dividends in arrears	(96,288)	(96,288)
Income available to common stockholders	$1,427,287	$1,562,396

Denominator
Basic weighted average shares outstanding	9,458,956	9,358,956
Weighted average shares outstanding for options	115,000	58,157
Diluted weighted average shares outstanding	9,573,956	9,417,113

Basic net income per share	$0.15	$0.17
Diluted net income per share	$0.15	$0.17

In 2005 and 2004, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Note 5        Note Payable – Stockholder

On September 15, 2004, the Company’s majority stockholder advanced the Company $500,000,    Such advance was evidenced by an unsecured demand note bearing interest at 6% per annum.  For the nine month period ended March 31, 2005, the interest expense related to the loan was $16,192.

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

On August 20, 2003 a default judgment in the amount of approximately $478,000 was entered against the Company in the United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight’s Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin’s bankruptcy filing on May 31, 2001. Because a judgment was entered against the Company by the Court, the entire amount of the judgment was accrued as of June 30, 2003. The Company filed a motion seeking vacation of the judgment and raised several defenses available to it under the Bankruptcy Code.  On January 3, 2005 the United States Bankruptcy Court, Southern District of Ohio, Western Division, approved a negotiated settlement agreement between the Company and Dwight’s Piano Co.  The negotiated settlement agreement reduced the Company’s preference liability to $61,395.  Upon the consummation of the settlement, the United States Bankruptcy Court immediately entered an Order vacating the default judgment entered, and subsequently dismissed the litigation initiated by Dwight’s Piano Co. against the Company, with prejudice.  As a result of the negotiated settlement, for the quarter ending March 31, 2005 the Company recognized income of $416,206, reflected as a reduction of selling, general and administrative expenses.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

SALES.  Total sales decreased 4.7% from $4.5 million in the third three months of fiscal 2004 to $4.3 million in the third three months of fiscal 2005.  A decrease in the sales of pianos, accounted for the decrease.

COSTS AND EXPENSES.  Total cost of sales decreased 4.4 % from $2.7 million in the third three months of fiscal 2004 to $2.6 million in the third three months of fiscal 2005.  As a percentage of sales, cost of sales increased less than one percentage point as a result of the mix of products that were sold.

Selling, general and administrative expenses decreased 53.4% from $981,000 in fiscal 2004 to $457,000 in fiscal 2005. The decrease is a result of the reversal of a previous charge associated with the Baldwin preference action, decreased promotional expenses and a decrease in an officers bonus recognized this quarter, offset by increases in legal and accounting and increased commissions.

Research and development expenses increased 271% from $63,000 to $234,000 for the three months as a result of several projects nearing completion of the design phase and being ready for manufacture and distribution.   One large project also successfully moved into the next development phase as milestones were completed in the initial phase.

INTEREST EXPENSE, NET.  Net interest expense increased 78.1% from $6,000 in the third three months of fiscal 2004 to $10,600 in the third three months of fiscal 2005.  The increase is due to the additional interest being paid on a loan to the majority shareholder.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income increased 32.4% from $475,000 for the three month period ended March 31, 2004 to $630,000 for the three month period ended March 31, 2005 as a result of the above mentioned variances.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2004.

SALES.  Total sales increased 9.1% from $14.6 million in the first nine months of fiscal 2004 to $16 million in the first nine months of fiscal 2005.  Increased sales of technology related products which included the Pianomation player systems, accounted for the increase.

COSTS AND EXPENSES.  Total cost of sales increased 11.7 % from $9.5 million in the first nine months of fiscal 2004 to $10.6 million in the first nine months of fiscal 2005.  As a percentage of sales, cost of sales decreased 1.5 percentage points as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 9.1% from $2.22 million in fiscal 2004 to $2.43 million in fiscal 2005. The increase is a result of additional advertising expenses, increased commissions and selling expenses due to increased sales, an increase in shipping and delivery costs as a result of the rising transportation costs, increased legal and accounting expenses, and increased office expenses related to establishing new offices in Hong Kong and Australia and the funding of a profit share plan on behalf of the company employees, and an increase in accrued tax expense, offset by a decrease in bonuses paid to the officers, relative to last year, and a reversal of a previous charge associated with the Baldwin preference action.

Research and development expenses increased 87% from $231,000 to $431,000 for the nine months as a result of several projects during the third quarter nearing completion of the design phase and being ready for manufacture and distribution.   One large project also successfully moved into the next development phase during the third quarter as milestones were completed in the initial phase.

INTEREST EXPENSE, NET.  Net interest expense increased 30.3% from $19,000 in the first nine months of fiscal 2004 to $25,000 in the first nine months of fiscal 2005.  The increase is due to the interest being paid on a loan from the majority shareholder.

PROVISION FOR INCOME TAXES.   Registrant accrued a provision for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 8.1% from $1.66 million for the nine month period ended March 31, 2004 to $1.52 million for the nine month period ended March 31, 2005 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Registrant’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, Registrant does not have available any established lines of credit with banking facilities.

Registrant’s cash was $518,000 and $1.6 million  at March 31, 2005 and June 30, 2004, respectively.  Cash decreased from June 30, 2004 to March 31, 2005 primarily as a result of an increase in inventory and accounts receivable, offset by net income, and proceeds received from a note payable to a stockholder.

As of May 15, 2002 the Registrant owed approximately $919,000 to a lending institution pursuant to a note due May 2002.  Registrant refinanced the debt  prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (4.75% at March 31, 2005) and due in May 2007, requires the Registrant to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio.  As of the date hereof , the Registrant is in compliance with these covenants.

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

The Company is currently in the process of changing their internal communication and computer system in order to continue to address ongoing changing regulations and past deficiencies.  With the deployment of the new communication and computer system new procedures and process flows are also being developed and refined to further insure the accuracy and timeless of all reporting.

In addition to internal improvements, the company is also taking steps to increase the size and makeup of their Board of Directors.   Such changes are planned to take effect by the end of the fourth quarter.

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

Item 1. Legal Proceedings

A lawsuit filed in Clark County Nevada District Court in October 2000 by Family Music against the Company , Richard Dolan and a former employee of the Company was settled on February 3, 2005 . The lawsuit was settled without any payment to the plaintiff or any other consideration by the Company.

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

Date 5/13/05

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer