Form 10KSB
period 2005-06-30
QRS MUSIC TECHNOLOGIES INC
filed 2005-10-12
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form  10-KSB

ANNUAL REPORT PURSUANT TO

Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2005

Commission file number:  0-31955

QRS Music Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	36-3683315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2011 Seward Avenue, Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (239) 597 - 5888

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common, $0.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $20,247,169.14.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid ($2.20) and closing asked ($2.25) price of such common equity, as of June 30, 2005 was $6,799,916.

The number of shares outstanding of the issuer’s common stock as of June 30, 2005 was 9,458,956.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

Item 1. Description of Business.

GENERAL

QRS Music Technologies, Inc. (“Company”) is a Delaware Corporation which was formed in January, 1990.  During fiscal year ended June 30, 2005, Company’s primary lines of business were manufacture and sale of Pianomation® Music Instrument Digital Interface (“MIDI”), manufacture and sale of Story & Clark pianos, sale of MIDI CDs and floppy disks, distribution of piano supply parts, manufacture and distribution of the Gulbransen Digital Hymnal, and manufacture and sale of music rolls for player pianos.  All financial statements presented are consolidated statements. The Company’s fiscal year ends each June 30, and the fiscal years ended June 30, 2004, and June 30, 2005 are referred to as “fiscal 2004” and “fiscal 2005”, respectively. The Company maintains its corporate offices and a showroom in Naples, Florida.  The Company has a warehouse, teaching facility, Pianomation® development facility and showroom in Las Vegas, Nevada, piano manufacturing and Pianomation® assembly and showroom facilities in Seneca, Pennsylvania, and a piano roll manufacturing and warehouse facility and software development facility in Buffalo, New York.  During Fiscal 2005 the Company leased space in Hong Kong to help with procurement and sales to the Chinese and surrounding markets.  During Fiscal 2004, the Company began utilizing space in Sydney, Australia in a building at the time owned by an affiliated company.  The Company used the space to inventory pianos and pianomation units that will be sold in the Australian market.  During Fiscal 2005 the affiliated company was sold to a non-affiliated party, and subsequently the Company moved its sales offices to another location.  (Please refer to Item 12 for additional information.)  See “Consolidated Financial Statements” for financial information.

 PIANOMATION®

The Pianomation® MIDI System is a Musical Instrument Digital Interface equipped playback system for acoustic and digital pianos.  Pianomation®, which is Company’s flagship product, automates Company’s own line of Story & Clark pianos, and can be retrofitted by independent installers into virtually any brand of piano. Several major piano manufacturers, have selected Pianomation® as an OEM choice for factory installation in new instruments.

The Pianomation® product consists of an electronic processor and a mechanical assembly which drives solenoid actuators. The processor receives MIDI signals from a MIDI master controller such as a CD player, disk drive or personal computer. The signals received from the master controller are processed by the Pianomation® processor which in turn causes the mechanical solenoid actuators to “play” the piano’s keys. The MIDI signal contains, and the Pianomation® processor transmits, the information necessary to control the duration of each note and the level of expression and foot pedal operation. The Pianomation® system is unique as it is the only system currently available which not only controls the mechanical operation of a piano but synchronizes the MIDI signal with a separate track containing an audio music signal and stores both tracks in analog format on a CD. This allows the Pianomation® system to enhance the piano performance with a vocalist, symphony orchestra or other recorded music.

The ease of installation and minimal service requirements of the Pianomation® system and the software which allows the conversion of a digital signal into analog format are principal features.  A unique low profile solenoid rail actuates the keys, and can be easily regulated to the touch of the host piano to a high degree of sensitivity.  In fact, Pianomation® can actually play at volume levels below the capabilities of the human pianist for the ultimate in background music.  The sustain pedal is operated by a specially designed solenoid, or can be simulated by the system’s exclusive “Magic Pedal” feature.

Pianomation’s® flexibility and open-ended architecture allow a wide range of use and flexibility for all current and future playback formats.  With QRS CDs, Pianomation® can play unobtrusively with solo piano music or with concert-quality performances that include audio accompaniment; with QRS videos, Pianomation® can be used for group sing-alongs or karaoke; with QRS floppies, Pianomation® can drive a general MIDI system for the MIDI enthusiast; and, with various computer programs, it can serve the working musician as a MIDI slave, interacting on a sophisticated level with all manner of MIDI equipment.  The Transcription Series and SyncAlong CDs continue to be popular items in the Pianomation CD series, and the libraries of available CDs are expanded every year.  The SyncAlong Series CDs leverage the Pianomation system advantages to allow the end-user to experience the true audio recordings of major recording artists.  The Company in fiscal 2004 introduced a download service called “Net Piano.”   This subscription service allows the consumer to log into a specified internet site and download music to play on their Pianomation system.  The Company also sells the Playola System of portable piano automation. Unlike the Pianomation® System which requires installation by a trained technician, the Playola system consists of only two components which can be easily placed on and removed from a piano by a user. Playola is also MIDI compatible.

Pianomation® Manufacturer

The components of the Pianomation® MIDI System and Playola system are manufactured for the Company by a number of different suppliers. With the exception of a number of small pieces, the Company has located more than one supplier for each component. It maintains an inventory of components which it believes would be sufficient to continue its business if the single source vendor of small pieces should cease to adequately supply ordered parts. The Company assembles some of the Pianomation® System and Playola components in its Pennsylvania facility. In large part, the Pianomation® System is shipped in kit form for installation by a technician into an acoustic piano. The Company believes there to be ample sources and quantities of raw materials for the manufacture of all components.  As technology advances, the Company continues to develop and introduce new user-interface devices (“front ends”) that can be utilized to play the Pianomation system.  In Fiscal 2005 the company debuted the Ancho, Petine and Q-Touch interfaces as the music industry’s annual trade show in January in Anaheim, CA.  Each front end has unique properties that leverage the advantages of current technology to enhance and benefit the Pianomation player system.  The introduction of new front ends, and discontinuation of older models also enables the Company to address conditions of supply of electronic components.

Pianomation® Distribution

The Company distributes the Pianomation® system as an option on its Story & Clark pianos, through approximately 240 independent piano retailers and independent piano technicians who install the system on pianos initially sold by the retailer or as a retrofit on pianos owned by customers. The Company also distributes through OEM sales to piano manufacturers such as Young Chang Pianos and other distributors who private label the system. Playola is distributed though the same network of independent piano retailers.

STORY & CLARK PIANOS

The Company imports and sells pianos under the Story & Clark trademark, and manufactures a select number of specialty pianos bearing the Story & Clark trademark.  The Story & Clark line includes reproducing player pianos, grand pianos, console and studio pianos, nickelodeons, custom leaded glass panel pianos, roll players, and various piano accessories such as piano benches and lamps. The term player piano is used to describe any acoustic piano that has been modified to play itself.  A nickelodeon is a piano that plays itself, and has additional instruments (such as drums, xylophone, castanets, etc.) that are mounted on or near the piano and are also played by the same solenoid system.

All Story & Clark pianos, including imported pianos, are thoroughly serviced and prepared by factory piano technicians prior to sale. All Story & Clark pianos are pre-slotted to allow for easy later installation of the Pianomation® system.

In September 2004 the Company introduced a new commercial line of pianos marketed under the Gulbransen brand name.  The Gulbransen brand of pianos is offered through different sales channels as well as several traditional dealer accounts.  The primary focus of the Gulbransen line is direct sales through the Internet as well as catalog sales.  The Gulbransen line increases exposure to QRS’s unique line of products from venue specific Grand Pianos to Nickelodeons and Violins.  QRS Music’s Pianomation® technology will be available on the Gulbransen line of pianos.  The Company purchased the Gulbransen name and the Digital Hymnal in 2003.  The Gulbransen name is an established name in the piano industry.  The piano was first produced in 1905 and was one of the few piano brands manufactured during World War II.

Piano Manufacture

A majority of the Company’s line of pianos are imported from the Peoples Republic of China.  Specialty pianos and all piano prep services are performed at the Company’s 46,000 square foot facility in Seneca, Pennsylvania. The Company believes that there is an adequate supply of all materials used to build its specialty pianos in Pennsylvania. The Company also believes there are other sources of imported pianos if current supply were interrupted.

The name Story & Clark is used on pianos imported from various piano manufacturers located in the People’s Republic of China.  For Fiscal 2005 and Fiscal 2004 combined imported piano sales represented 38.41% and 48.29% of overall sales respectively.

Piano Distribution

The Company distributes its pianos and technology products through a network of approximately 400 to 500 independent piano stores around the country.

The Company may enter into an agreement with a financing company when the dealer (purchaser) desires to finance his purchases.  For the year ended June 30, 2005, approximately 23.21% of the Company sales were subject to these financing agreements. Under these agreements, the entire sale is financed. Total amount of material cost incurred by the Company due to repurchasing of repossessed merchandise amounted to $58,935 for the year ended June 30, 2005.  Company also retails its pianos through its own showroom in Las Vegas.

PLAYER PIANO ROLLS

The Company is the only major manufacturer in the world of paper player piano rolls.  The Company has master recording data for over 5,000 music titles for player piano rolls and maintains an inventory of over 45,000 music rolls at its Buffalo facility. The Company contracts with copyright owners for nonexclusive rights to produce various musical selections and then with artists who actually perform the musical selection. The Company has master rolls representing the only player piano performance of Liberace and one of only a few of the performances of Scott Joplin, Fats Waller, George Gershwin and other famous pianists.  Celebrity performances are recorded on a specially equipped piano called a marking piano.  Each key on the marking piano is connected pneumatically to a metal stylus on unit sitting next to the piano.  There is a blank roll of piano roll paper that passes over a drum equipped with a piece of carbon paper.  As a key is depressed on the piano, the metal stylus descends against the piano roll paper, and a carbon mark is made on the underside of the paper.  As long as the key is depressed, the stylus stays down.  Once the key is released, the stylus raises. Once the performance is complete, the roll with the carbon marks is taken out, and the carbon lines are cut out with an exacto knife.  This becomes the pattern for the piano rolls that will be mass-produced.  Celebrity performances are recorded on the marking piano because it requires no knowledge of player piano roll arranging by the performer.  The artist is only required to sit at the piano and play as they normally would.  Upon completion of the performance there is a pattern of the exact performance that can then be reproduced in the form of a perforated piano roll.  When the completed roll is played on a customer’s piano, the original artist’s performance will be duplicated exactly.  For fiscal year ended June 30, 2005 and 2004 player piano roll and related items sales represented 3.38% and 3.39% of total overall sales respectively. Non-celebrity performances are done on a digital keyboard or computer.  All raw materials for the rolls are readily available from multiple sources. The Company also sells player piano accessories.

Roll Distribution.

Player piano rolls and player piano accessories are primarily sold though mail order catalog.  The Company maintains a prospect list of over 89,000 qualified buyers.  The Company also sells player piano rolls and accessories on its internet web site and through a few independent dealers.

MIDI CDS, FLOPPY DISKS and NETPIANO

The Company has an inventory of over 2000 musical data files in MIDI format which it sells in CD, DVD and floppy disk format and as downloads on its internet web site. The CDs are primarily used for electronic player devices such as Pianomation®.  The web downloads are part of a new online service called NetPiano. Total music sales for Pianomation (including CD, floppy and downloadable format) for fiscal year ended June 30, 2005 and 2004 were 4.86% and 5.06% of total overall sales respectively.

COMPETITION

Pianomation® has two major competitors, Yamaha Music and PianoDisc. The Yamaha Disklavier system is only available as a factory installed option on Yamaha pianos. The PianoDisc system is retrofitable.  Principal competitive factors are reliability, features, system flexibility and ease of installation. The Company believes it competes well as a result of the reliability of its system, ease of installation, and its strong library of live recorded background music including vocals as well as piano signal on one CD.

The high caliber of the software offered for use on the Pianomation System continues to be one of the strongest selling points of the system.  The Sync Along Series of CDs, available exclusively in the QRS Library, is a deciding factor in many consumers choice of player systems.

Story & Clark competes with very large (Steinway Pianos, Samick Pianos, Young Chang Pianos, and Kawai Music) and several other offshore piano manufacturers and has a very small portion of the market. Principal competitive factors are distribution channels, trademark and value added features. While it is one of only a handful of domestic piano manufacturers, The Company competes by filling niche markets including player pianos and nickelodeons rather than competing in the mass distribution market for standard home-use and commercial-use pianos.

Currently no other company sells new player piano rolls.  Although several small companies do specialty recuts and small runs of unique rolls. Used player piano rolls are sold by numerous individuals.

PIANOMATION AND OTHER PIANO SALES

For Fiscal 2004 and Fiscal 2005, perforated paper roll players represented less than one percent of piano sales.  Total piano sales for fiscal year ended June 30, 2005 and 2004 represented 38.72% and 36.25% of total overall sales respectively.  Sales of technology related products for fiscal year ended June 30, 2005 and 2004 represented 50.72% and 49.72% of overall sales respectively. Approximately 61.7% of Story & Clark pianos sold were retrofitted with the Pianomation® system in fiscal year 2005 and approximately 55.1% in fiscal year 2004.

EMPLOYEES

The Company employs 53 full-time employees.

RESEARCH AND DEVELOPMENT

The Company is involved in several research and development projects both in the area of Pianomation products and pianos.  The expenditures for fiscal year 2005 were $684,000 and for fiscal 2004 they were $338,000. All research and development expenses were borne directly by the Company. Other than new products discussed elsewhere herein, all other publicly announced new products are in the research and development stage. The Company is undertaking several large projects as it works to maintain its leading edge in technology for the music industry.  As these projects progress in their development cycle more funds are required to bring them to fruition.  Development for the Petine and Ancho user interfaces for the Pianomation player system was nearly completed in fiscal 2005, and these interfaces were introduced and are now a part of the QRS product line of technology devices.

In fiscal 2004 the Company introduced a new patented service that delivers a vast library of content via the internet to the thousands of Pianomation® player pianos installed worldwide.  This service, called Net Piano, delivers the song from a specified secure site to a QRS version of Media Player or the customers Windows Media Player. The customer can then take that song and play it on their pianomation-equipped piano.

PATENTS TRADEMARKS AND LICENSES

The Company has 6 United States Trademark registrations: Registration No. 658,518 (QRS logo), Registration No. 2,190,286 (QRS), Registration No. 2,562,052 (Hobart M. Cable), Registration No. 2,490,762 (Story & Clark), Registration No. 2,227,035 (Pianomation), and Registration No 744,841 (Gulbransen).

The Company also holds and or has rights (some exclusive) to ten patents related to both existing product offerings, such as NetPiano, and the Gulbransen Digital Hymnal and several other products currently under development.

QRS obtains rights to use the music for both the Pianomation library and music roll library from the appropriate copyright holders.  In some cases those rights are administered by an agency, and sometimes by the copyright holder themselves.

Item 2. Description of Property.

The Company owns a 24,000 square foot building in Buffalo, New York which is used for piano roll manufacture and warehouse, a 46,000 square foot building in Seneca, Pennsylvania which is used for specialty piano manufacturing, Pianomation® System assembly and warehouse facility, and a 17,000 square foot building in Seneca, Pennsylvania which is used for a warehouse. The Company leases from its Chairman and largest shareholder, 4,000 square feet of office and warehouse space in Naples, Florida.  The Naples location is the Company’s principal corporate office. The Company leases from its Chairman and largest shareholder approximately 6,000 square feet of showroom and warehouse space in Las Vegas, Nevada. The terms of the office space arrangements for Las Vegas and Naples are comparable to similar spaces available on the open market.  In Fiscal 2004, the Company utilized, without charge, warehouse space in New South Wales, Australia provided by Alltech International Holdings, an affiliate of the Company’s Chairman.  In Fiscal 2005, the Company’s Chairman was no longer an affiliate of Alltech and the Company later moved it’s showroom and warehouse space to a location in Balmain, Australia which it leases from an independent third party.

The principle provisions of those leases are as follows:

Description and Location	Base Rent Per Month	Date of Lease	Expiration

Offices and Warehouse	$2,000	01/01/1993	12/31/2012
Naples, Florida

Showroom and Warehouse	$6,250	04/01/2000	Month-to-month
Las Vegas, Nevada

Showroom and Warehouse	$3,555*	04/27/2005	05/05/2006
Balmain, Australia

Office and Warehouse	$3,904*	12/15/2004	12/15/2006
Hong Kong

*converted to US $ from native currency as of 06/30/05.

Item 3. Legal Proceedings.

A lawsuit filed in Clark County Nevada District Court in October 2000 by Family Music against the Company, Richard Dolan and a former employee of the Company was settled on February 3, 2005. The lawsuit was settled without any payment to the plaintiff or any other consideration by the Company.

On August 20, 2003 a default judgment in the amount of approximately $478,000 was entered against the Company in the United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight’s Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin’s bankruptcy filing on May 31, 2001. Because a judgment was entered against the Company by the Court, the entire amount of the judgment was accrued as of June 30, 2003. The Company filed a motion seeking vacation of the judgment and raised several defenses available to it under the Bankruptcy Code.  On January 3, 2005 the United States Bankruptcy Court, Southern District of Ohio, Western Division, approved a negotiated settlement agreement between the Company and Dwight’s Piano Co.  The negotiated settlement agreement reduced the Company’s preference liability to $61,395.  Upon the consummation of the settlement, the United States Bankruptcy Court immediately entered an Order vacating the default judgment entered, and subsequently dismissed the litigation initiated by Dwight’s Piano Co. against the Company, with prejudice.  As a result of the negotiated settlement, for the year ended June 30, 2005 the Company recognized income of $416,206, reflected as a reduction of selling, general and administrative expenses.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to shareholders.

PART II

Item 5. Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

On August 6, 2001 the Company’s common stock began quotation on the OTCBB under the symbol QRSM. Prior to that time, the Company’s common stock was quoted on the Electronic Pink Sheets. The high and low bids of the Company’s common stock for each quarter during fiscal years ended June 30, 2005 and 2004 are as follows:

Fiscal Year Ended June 30, 2005	High Bid Price	Low Bid Price
First Quarter	2.50	1.45
Second Quarter	2.25	1.40
Third Quarter	3.84	1.98
Fourth Quarter	2.20	1.60

Fiscal Year Ended June 30, 2004	High Bid Price	Low Bid Price
First Quarter	1.55	.85
Second Quarter	1.60	1.20
Third Quarter	2.90	1.25
Fourth Quarter	2.90	2.15

Trading information is as reported by the National Association of Securities Dealers Composite feed or other qualified interdealer quotation medium and as compiled by Pink Sheets, LLC.  Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

The records of American Registrar and Transfer Co., the Company’s transfer agent, indicate that there are 130 registered owners of the Company’s common stock as of June 30, 2005.

The Company has paid no dividends on common stock in the past five fiscal years.  The Company has no intention of paying dividends on common stock in the foreseeable future. The Company declared and paid no preferred stock dividends in fiscal year 2005 and $521,773  in fiscal year 2004.  All shares of preferred stock are owned by the Company’s Chairman.

In April, 2004, the Company issued 100,000 shares of its common stock to one individual. The issuance was for consulting services performed by a non-employee. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

GENERAL.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements in this Form 10-KSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the effects of the changes in Homeland Security policies, specifically relating to the effects on international and domestic transportation of goods, the state of the economy; the financial condition of major OEM’s such as Baldwin Piano Co. and Young Chang Pianos; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; uncertainty regarding economic recovery of the United States and international economies in general and consumer spending in particular, and other factors particular to the Company.

The Company is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and music for electronic player systems (in a variety of forms) and music rolls for use in player pianos. The Company has three wholly owned subsidiaries, one in Hong Kong one in Australia, and the third was formed in the US for purposes of the Gulbransen asset acquistion.  All statements made encompass the main company and the two subsidiaries.  The Company sells its products to dealers and end-users, predominately in the United States and has offices in New York, Pennsylvania, Florida and Nevada recently started leasing space in Balmain, Australia and Hong Kong.

Critical Accounting Policies and Estimates

SUMMARY

The consolidated financial statements include the accounts and transactions of QRS Music Technologies Inc. and its wholly-owned subsidiaries.  All significant inter-company transactions and balances are eliminated in consolidation.  The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty provisions, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

Sales of products are generally recognized by the Company upon shipment to its customers.  Stated terms of each sale are generally FOB shipping point and title for the products transfers to the customer upon shipment.  The Company may, at times, arrange financing of customers’ purchases through commercial financing companies.  These arrangements generally require the Company to repurchase pianos financed and repossessed by the commercial financing companies.  The purchase price is typically the total unpaid balance owed to the finance companies plus reasonable expenses.  Shipping and handling costs are included in selling expenses net of amounts invoiced to the customer per the order. The Company’s products generally carry a warranty. These costs are accrued at the point of shipment and, at June 30, 2005, the Company had a reserve for returns of $91,000.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

No single customer of the Company has represented greater than 10% of revenues or accounts receivable in fiscal 2005 or fiscal 2004.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers but collectibility is enhanced through the use of credit card payments. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. The Company’s experience with the bankruptcy of Baldwin Piano has lead it to re-address terms it offers to larger customers and OEM accounts.  As of June 30, 2005 and 2004 the Company maintained an allowance for doubtful accounts of approximately $214,000 and $73,000, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.  On a regular basis the Company reviews its inventories for slow-moving and obsolete items and adjusts the value of such inventory to its estimated net realizable value.  As of June 30, 2005 and 2004, resepectively, the Company reflected a reserve for slow-moving and obsolete inventory of approximately $770,000 and $487,000.

The Company believes that the mix of inventory reflects the current customer demand for products. The Company maintains several hundred suppliers for both manufactured and distributed components and products.  The Company feels that there are many sources for component suppliers, and maintains a listing of alternative source for many critical parts.  No assurances can be given as to maintaining a supply from any one distributor.  Currently, the Company doesn’t have any knowledge from any distributor as to a reduction or discontinuation of products currently being purchased.  The Company has no information indicating that any distributor intends to reduce or discontinue products currently being purchased.

LONG-LIVED ASSETS, INTANGIBLE ASSETS AND GOODWILL

The Company adopted SFAS No. 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.  Under these standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer subject to amortization.  Rather, it is subject to periodic impairment tests based on its fair value.  Goodwill represents the excess cost over the fair value of tangible net assets of the Company and is recorded on the consolidated balance sheet in other assets.  The Company reviews the carrying value of the goodwill annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired.  If this review indicates that goodwill is not recoverable, the Company’s carrying value of the goodwill is reduced by the estimated shortfall.  As of June 30, 2005, no impairment has been recorded.

INCOME TAXES

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

The Company has substantial deferred tax assets associated with inventory adjustments, allowance for doubtful accounts and other accruals which will reduce taxable income in the future.  The Company believes that it is more likely than not that the deferred tax assets will be utilized.

FISCAL 2005 COMPARED TO FISCAL 2004.

SALES

Total sales increased 9.4% from $18.51 million in fiscal 2004 to $20.25 million in fiscal 2005.  The majority of the increase is attributable to an increase in the sales of Pianomation equipped Story & Clark pianos, and to an increase in Pianomation Hardware sales.  In fiscal 2003 the company changed focus from manufacturing and production to sales and marketing.  Changes involved included expanding the piano line, adjusting the mix of piano sizes and finishes, and realigning talent to focus on procuring, maintaining, and developing a network of dealers and technicians.  These efforts not only led to a substantial increase in piano sales, but also had the benefit of exposing dealers to the advantages of the Pianomation system, and thereby increasing the sales of Pianomation Hardware.  Although there was only a small net change in the number of Story & Clark dealers, the company was benefited by a stronger penetration with the current dealers and a shifting of dealers in some markets to a larger store or chain affording more opportunities for customer sales.  The number of Pianomation units factory installed on Story and Clark pianos continues to increase, as well as the number of units sold to dealers for installation.  The overall growth trend continues as the piano dealers are enjoying good sell through on the products they have received, and continue to keep the product on their showroom floors.

COSTS AND EXPENSES

Total cost of sales increased 12.5% from $12.5 million in fiscal 2004 to $14 million in fiscal 2005.  As a percentage of sales, cost of sales increased 2.0% from 67.5% in fiscal 2004 to 69.5% in fiscal 2005.  While higher sales accounted for a higher total cost of sales, the Company has experienced increases in transportation costs during the fiscal year 2005.

Selling, general and administrative expenses increased 16.0% from $3.27 million in fiscal 2004 to $3.79 million in fiscal 2005.  The increase is a result of additional advertising expenses, increased commissions and selling expenses due to increased sales, an increase in shipping and delivery costs as a result of the rising transportation costs, increased legal and accounting expenses, and increased office expenses related to establishing new offices in Hong Kong and Australia and the funding of a profit share plan on behalf of the company employees, and an increase in accrued tax expense, offset by a decrease in bonuses paid to the officers, relative to last year, and a reversal of a previous charge associated with the Baldwin preference action.  During Fiscal 2003, Baldwin Piano and Organ, a large OEM account of the Company’s, declared bankruptcy and as a result the Company was party to a preference action brought by the estate of the company.  The Company recognized the entire expense as bad debt during fiscal 2003.  During fiscal 2005 the suit was settled for a lesser amount, and the Company reversed the difference to its current bad debt expense.  This reduction in selling, general and administrative expenses was reflected in the third quarter financials.

Research and development expenses increased 102.5% from $338,000 in fiscal 2004 to $684,000 in fiscal 2005 due to the varying development times of products in development.  The Company is undertaking several large projects as it works to maintain its leading edge in technology for the music industry.  As these projects progress in their development cycle more funds are required to bring them to fruition.  Development for the Petine and Ancho user interfaces for the Pianomation player system was nearly completed in fiscal 2005, and these interfaces were introduced and are now a part of the QRS product line of technology devices.  Several other products are nearing completion and the Company plans to introduce them during fiscal 2006.  Still others are in the early stages of development, and no completion date has been determined.

INTEREST EXPENSE, NET.

Net interest expense increased 42.9% from $23,000 in fiscal 2004 to $33,000 in fiscal 2005.  The increase is due to the additional borrowing undertaken in fiscal 2005.  The additional borrowing was used to finance the acquisition of inventory for the Gulbransen piano line.

PROVISION FOR INCOME TAXES.

The Company’s effective tax rate for fiscal 2005 and fiscal 2004 were 34.5% and 38.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of the Company’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, the Company does not have available any established lines of credit with banking facilities.

The Company’s cash amounted to $603,000 and $1.6 million at June 30, 2005 and 2004, respectively.  Fiscal 2005 earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased $685,000 to $1.86 million from $2.54 million in fiscal 2004. The Company’s cash and cash equivalent decreased for year ended June, 30, 2005 as compared to the year ended June 30, 2004 as a result of the increase in inventory, and the increase in both research and development and administrative expenses.  The importation of pianos from China requires that the pianos be paid upon shipping from overseas, instead of purchasing parts and paying for them 30 days after receipt. This process has a negative impact on cash flow as it requires the use of funds 90 to 120 days prior to the receipt of funds for an item, although the increased sales and additional funds available due to the decrease in cost of sales have allowed the Company to maintain proper inventory levels.  Although prepayment is the norm, one supplier did extend terms on several shipments near the end of fiscal 2005  Also during both fiscal year 2004 the Company made payments on the outstanding preferred stock dividends.  The accounts receivable for fiscal year ended June 30, 2005 were higher than fiscal year ended June 30, 2004, due to increased sales, and the timing of those sales.  During fiscal 2005 the Company experienced a lower EBITDA largely due to an increase in research and development spending and funding of the Company’s profit sharing plan.

The Company had a note payable to a lending institution due May 2002 which required a balloon payment of approximately $919,000 payable at that time (see Note 4 to the Financial Statements).  The Company refinanced this note prior to the due date.  The new note payable in monthly installments of $13,751, plus accrued interest at the prime rate (6% at June 30, 2005) and due in May 2007, requires the Company to satisfy certain tests concerning tangible capital funds and debt coverage ratio.  The Company is in compliance with these covenants.

The Company entered into a demand note payable with its majority shareholder for $500,000 bearing an interest rate of 6% per annum.  The Company has since made a partial payment against the note of $250,000.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis.  There are no major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations.  Except as stated above, the Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Future contractual obligations of the Company are as follows:

PAYMENTS DUE BY PERIOD

Contractual		Next 12		After
Obligations	Total	Months	1-3 Years	4 Years

Long Term Debt	$108,834	$108,834		—

Operating Leases	$270,309	$138,885	$95,424	$36,000

Recent Accounting Pronouncements

In January 2004, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (FIN 46).  FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2004 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004.  Certain new disclosure requirements apply to all financial statements issued after January 31, 2004.  The adoption of FIN 46 did not have a material effect on the Company’s financial statements and related disclosures because it does not have any variable interest entity relationships.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment (SFAS No, 123 ®),” effective as of the first interim or annual reporting period that begins after June 15, 2005.  SFAS No. 123 ® requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company is currently evaluating the impact of the revised rule on the Company’s results of operations and financial position.

Item 7. Financial Statements.

QRS Music Technologies Inc.

Table of Contents

June 30, 2005 and 2004

Independent Auditors’ Report

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Independent Auditors’ Report

Board of Directors of
QRS Music Technologies Inc.

We have audited the accompanying consolidated balance sheets of QRS Music Technologies Inc. as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QRS Music Technologies Inc. as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
August 25, 2005

QRS Music Technologies Inc.

Consolidated Balance Sheets
June 30, 2005 and 2004

	2005	2004

Assets

Current assets
Cash	$603,004	$1,602,571
Accounts receivable (net of allowance for doubtful accounts of $214,400 and $73,400 as of June 30, 2005 and 2004, respectively)	906,909	803,909
Inventories	7,911,851	5,652,583
Advances due from stockholder	0	18,000
Income taxes refundable	233,000	79,000
Deferred income taxes	620,000	620,000
Prepaid expenses and other current assets	181,570	88,866
	10,456,334	8,864,929

Property, plant and equipment	1,202,904	1,050,246

Other assets	123,829	109,780

	$11,783,067	$10,024,955

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$108,834	$165,012
Accounts payable (including $30,737 and $24,487 due to related parties as of June 30, 2005 and 2004, respectively)	1,462,267	516,623
Accrued expenses	536,066	413,993
Note payable due to stockholder	250,000	0
Liability for preferential payment	0	477,601
	2,357,167	1,573,229

Long-term debt	0	123,640

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding in 2005 and 2004, liquidation value of $2,300,180, and $2,171,796, respectively, as of June 30, 2005 and 2004	5,349	5,349
Class A common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,458,956 shares issued and outstanding in 2005 and 2004	94,590	94,590
Additional paid-in capital	5,160,075	5,160,075
Retained earnings	4,165,886	3,068,072
	9,425,900	8,328,086

	$11,783,067	$10,024,955

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Income
Years Ended June 30, 2005 and 2004

	2005	2004

Net sales	$20,247,169	$18,512,717

Cost of sales (including $49,500 to related parties in each of 2005 and 2004)	14,064,682	12,502,577

Gross profit	6,182,487	6,010,140

Operating expenses
Selling, general and administrative (including $77,384 and $84,000 to related parties in 2005 and 2004, respectively)	3,790,904	3,267,189
Research and development	684,217	337,814
	4,475,121	3,605,003

Income from operations	1,707,366	2,405,137

Interest expense (including $20,548 to related parties in 2005)	32,552	22,773

Income before income taxes	1,674,814	2,382,364

Income tax expense (benefit)
Federal	503,000	901,000
State	74,000	169,000
Deferred	0	(151,000)
	577,000	919,000

Net income	1,097,814	1,463,364

Less current year preferred stock dividends in arrears	(128,382)	(128,382)

Income available to common stockholders	$969,432	$1,334,982

Net income per common share
Basic	$0.10	$0.14
Assuming dilution	$0.10	$0.14

Shares used in computing per share amounts
Basic	9,458,956	9,370,595
Assuming dilution	9,570,956	9,466,595

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2005 and 2004

	Series A Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, June 30, 2003	534,925	$5,349	9,258,956	$92,590	$5,334,848	$1,604,708	$7,037,495
Net income						1,463,364	1,463,364
Issuance of common stock			200,000	2000	347,000		349,000
Series A preferred stock dividends paid (net of dividends previously accrued)					(521,773)		(521,773)
Balance, June 30, 2004	534,925	5,349	9,458,956	94,590	5,160,075	3,068,072	8,328,086
Net income						1,097,814	1,097,814
Balance, June 30, 2005	534,925	$5,349	9,458,956	$94,590	$5,160,075	$4,165,886	$9,425,900

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Cash Flows
Years Ended June 30, 2005 and 2004

	2005	2004
Operating activities
Net income	$1,097,814	$1,463,364
Depreciation and amortization	148,554	136,338
Loss on disposition of assets	29,760	5,762
Provision for (benefit) bad debts	(308,499)	9,003
Issuance of common stock for services	0	289,000
Deferred tax expense (benefit)	0	(151,000)
Changes in
Accounts receivable	(272,102)	154,097
Inventories	(2,259,268)	(597,388)
Incomes taxes refundable	(154,000)	106,000
Prepaid expenses and other current assets	(92,704)	134,133
Other assets	(14,049)	(14,761)
Accounts payable	945,644	43,755
Accrued expenses	122,073	154,871
Net cash provided by (used in) operating activities	(756,777)	1,733,174

Investing activities
Acquisitions of property and equipment	(330,972)	(200,138)
Repayments of advances due from stockholder	18,000	0
Advances to stockholder	0	(18,000)
Net cash (used in) investing activities	(312,972)	(218,138)

Financing activities
Repayments of long-term debt	(179,818)	(357,627)
Proceeds from note payable – stockholder	500,000	0
Repayments on note payable – stockholder	(250,000)	0
Series A preferred stock dividends paid	0	(521,773)
Net cash provided by (used in) financing activities	70,182	(879,400)

Increase (decrease) in cash	(999,567)	635,636

Cash
Beginning of year	1,602,571	966,935

End of year	$603,004	$1,602,571

Supplemental disclosures of cash flow information
Interest paid	$32,552	$22,773
Income taxes paid	$731,000	$964,000

See accompanying notes

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

Years Ended June 30, 2005 and 2004

Note 1    Nature of Operations and Significant Accounting Policies

Nature of Operations—QRS Music Technologies, Inc. (the “Company”) is a manufacturer and distributor of pianos, pianomation units, and compact discs and music rolls for use in player pianos.  The Company sells its products to dealers and end-users, predominantly in the United States.

Church Services, Inc., a wholly owned subsidiary, was established during the year ended June 30, 2003 to acquire certain assets of Gulbransen, Inc.

The Company has divisions in Buffalo, NY; Seneca, PA; Naples, FL; and Las Vegas, NV, and operates a sales office in Sydney, Australia, and a procurement office in Hong Kong.

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

Revenue Recognition—The Company recognizes sales when products are shipped.  The Company may, at times, arrange financing of customers’ purchases through commercial financing companies.  These arrangements generally require the Company to repurchase pianos financed and repossessed by the commercial financing companies.  The purchase price is typically the total unpaid balance owed to the finance companies plus reasonable expenses.

Pianos purchased from the finance companies are recorded into inventory on the same basis as the Company records purchases of pianos from independent piano suppliers.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 0021, “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF Issue 0021 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2004.  Effective July 1, 2003 the Company adopted EITF Issue 00-21, which did not have a material effect on its financial position, results of operation or cash flows.

Segments—In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  The Company’s operations are within one reportable segment operating in the United States.

Concentration - A majority of the Company’s line of pianos are imported from the Peoples Republic of China.  The Import and Export Company of Dongbei Pianos (Group) Co. supplies the largest percentage of the imported pianos.  The Company also believes there are other sources of imported pianos available at comparable prices if the current supply were interrupted.

Cash—At June 30, 2005 and 2004, the Company had deposits at four commercial banks.  Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  Deposits may from time to time exceed federally insured limits.

Accounts Receivable—The Company grants trade credit to domestic and international customers.  Receivables are valued at management’s estimate of the amount that will ultimately be collected.  The allowance for doubtful accounts is based on the specific identification of uncollectible accounts and the Company’s historical collection experience.

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

Goodwill—The Company adopted SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.  Under these standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer subject to amortization.  Rather, it is subject to periodic impairment tests based on its fair value.  Goodwill represents the excess cost over the fair value of tangible net assets of the Company and is recorded on the consolidated balance sheet in other assets.  The Company reviews the carrying value of the goodwill annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired.  If this review indicates that goodwill is not recoverable, the Company’s carrying value of the goodwill is reduced by the estimated shortfall.  As of June 30, 2005 and 2004, respectively, the Company has $60,000 of goodwill included in other assets on the consolidated balance sheets and no impairment has been recorded.

Advertising—The Company expenses advertising as the costs are incurred.  Advertising expense was approximately $119,000 and $72,000 for the years ended June 30, 2005 and 2004, respectively.

Research and Development—The Company expenses research and development as the costs are incurred.

Deferred Income Taxes—Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax basis of assets and liabilities (Note 8).

Earnings Per Share—The Company computes earnings per share (“EPS”) under Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share.”  Basic net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.  Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if convertible preferred stock, warrants, options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

The computation of basic and diluted EPS was as follows:

	2005	2004
Net income	$1,097,814	$1,463,364
Preferred stock dividends	(128,382)	(128,382)
Income available to common stockholders	$969,432	$1,334,982

Denominator
Basic weighted average shares outstanding	9,458,956	9,370,595
Weighted average shares outstanding for options	112,000	96,000
Diluted weighted average shares outstanding	9,570,956	9,466,595

Basic net income per share	$0.10	$0.14
Diluted net income per share	$0.10	$0.14

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

Recent Accounting Pronouncements— The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2003), “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (FIN 46).  FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2004 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004.  The adoption of FIN 46 did not have a material effect on the Company’s financial statements and related disclosures because it does not have any variable interest entity relationships.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment (SFAS No, 123R),” effective as of the first interim or annual reporting period that begins after June 15, 2005.  SFAS No. 123 R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company is currently evaluating the impact of the revised rule on the Company’s results of operations and financial position.

Note 2    Inventories

Inventories at June 30, 2005 and 2004 consist of:

	2005	2004

Raw materials	$5,746,815	$3,771,127
Finished goods	2,936,315	2,368,196
	8,683,130	6,139,323
Valuation reserve	(771,279)	(486,740)

	$7,911,851	$5,652,583

Note 3    Property, Plant and Equipment

Property, plant and equipment at June 30, 2005 and 2004 consist of:

	2005	2004	Lives

Land and buildings	$878,303	$878,303	10-39 years
Leasehold improvements	613,316	566,370	10-20 years
Machinery and equipment	394,402	462,080	5-7 years
Office equipment	539,762	333,396	5-7 years
Vehicles	52,261	41,840	5 years
Construction in process	0	34,612
	2,478,044	2,316,601
Accumulated depreciation and amortization	(1,275,140)	(1,266,355)

Net book value	$1,202,904	$1,050,246

Depreciation and amortization expense amounted to $148,554 and $136,338 for the years ended June 30, 2005 and 2004, respectively.

Note 4    Long-Term Debt

Long-term debt at June 30, 2005 and 2004 consists of:

	2005	2004

Note payable - lending institution - payable in monthly installments of $13,751 plus accrued interest at the prime rate (6% at June 30, 2005 and 4% at June 30, 2004), due May 2007, secured by all assets of the Company	$108,834	$288,652

Current portion	(108,834)	(165,012)

	$0	$123,640

The note payable requires the Company to satisfy certain financial tests concerning tangible capital funds and debt service coverage ratio.  As of June 30, 2005 the Company was in compliance with these financial covenants.

Note 5    Related-Party Transactions

During the year ended June 30, 2004 the Company advanced $18,000 to its major stockholder.  Such advance was evidenced by an unsecured demand note bearing interest at 6 percent per annum.  During the year ended June 30, 2005 such advance was repaid in full, plus $44 in interest.

During the year ended June 30, 2005 the Company was advanced $500,000 from its major stockholder.  Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum.  During the year ended June 30, 2005 a payment of $250,000 was made, leaving a balance due of $250,000.  Interest in the amount of $20,548 was accrued for the year.

The Company leases property from its major stockholder under a 20-year operating lease which expires December 2012.  Annual lease payments are $24,000.  On April 1, 2000, the Company entered into an additional rental agreement with the same stockholder.  The lease is on a month-to-month basis for $6,250 per month. Rent expense incurred related to these agreements amounted to $99,000 for the years ended June 30, 2005 and 2004.

Beginning in 2004, in New South Wales, Australia, the Company began utilizing space in a building owned by Alltech International Holdings, Inc.  At the time the Company’s chairman and majority shareholder was also chairman and majority shareholder of Alltech International Holdings.  At the time one of the Company’s directors was also an officer of Alltech International Holdings.  The Company used the space to inventory pianos and pianomation units that will be sold in the Australian market.  Alltech International Holdings also provided some managerial and accounting services for transactions in Australia in exchange for a commission on the product sold.  Alltech International Holdings, Inc was sold during Fiscal 2005 and currently has no common officers, directors or related parties to the Company.  During the fourth quarter of 2005, the Company vacated the space it was previously utilizing, and no longer utilizes any managerial or accounting services from Alltech International Holdings.  Expenses relating to this arrangement amounted to $27,884 and $34,500 in 2005 and 2004, respectively.

Note 6    Stockholders’ Equity

Each share of the Series A Preferred Stock is convertible into one share of common stock.  Cumulative dividends (when declared) on the Series A Preferred Stock will be paid at a rate of 6 percent per annum of the original liquidation value on June 30 and December 31.  The preferred liquidation amount is $4 per share.  The holders of the preferred shares are entitled to one vote per share with respect to all matters submitted to a vote of the Company’s stockholders.  During the year ended June 30, 2004, the Company declared and paid dividends totaling $521,773 to holders of the preferred shares.  Dividends in arrears on the Series A Preferred Stock amounted to $160,480 and $32,096 at June 30, 2005 and 2004, respectively.

In April 2004, the Company issued 100,000 shares of its common stock (valued at $289,000) to a non-employee in exchange for consulting services performed.

During the year ended June 30, 2002, in exchange for consulting services, the Company granted an option to purchase 200,000 shares of stock at $1 per share exercisable until February 15, 2007.  As of June 30, 2005 these options were still outstanding.

Note 7    Employee Benefit Plan

The Company maintains a profit sharing plan for the benefit of all employees that meet certain eligibility requirements.  Company contributions for the years ending June 30, 2005 and 2004 were $215,570 and $74,710, respectively.

Note 8    Income Taxes

The components of the net deferred tax assets and liabilities as of June 30, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets (liabilities)
Allowance for doubtful accounts	$164,000	$99,000
Variation in inventories between tax and financial reporting purposes	356,000	240,000
Accrued judgement for preferential payments	0	181,000
Other accruals	100,000	100,000

Net deferred tax asset	$620,000	$620,000

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	2005	2004

Computed income tax expense at federal statutory rate	$569,000	$810,000
Income tax expense at state rates (net of federal income tax effect)	49,000	112,000
Other	(41,000)	(3,000)

	$577,000	$919,000

Note 9    Commitments and Contingencies

The Company is contingently liable under its third party financing agreements, arranged for its customers, in the amounts of $2,224,000 and $1,915,000 at June 30, 2005 and 2004, respectively.  The total pianos repurchased by the Company under these commitments amounted to $58,935 and $17,188 for the years ended June 30, 2005 and 2004, respectively.  A reserve for returns of $91,000 at June 30, 2005 and 2004, respectively, is included in accrued expenses in the accompanying balance sheets.

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

The Company has entered into various royalty and licensing agreements with third parties.  Royalty and licensing expense for the years ended June 30, 2005 and 2004, respectively, amounted to approximately $413,000 and $425,000.

On August 20, 2003 a default judgment in the amount of approximately $478,000 was entered against the Company in the United States Bankruptcy Court, Southern District of Ohio, Western Division. The default judgment was granted to Dwight’s Piano Co (formerly known as Baldwin Piano & Organ Company and subsidiaries, a former customer of the Company) and was based upon claims that preferential transfers were made to the Company during the 90 day period prior to Baldwin’s bankruptcy filing on May 31, 2001. Because a judgment was entered against the Company by the Court, the entire amount of the judgment was accrued as of June 30, 2003. The Company filed a motion seeking vacation of the judgment and raised several defenses available to it under the Bankruptcy Code.  On January 3, 2005 the United States Bankruptcy Court, Southern District of Ohio, Western Division, approved a negotiated settlement agreement between the Company and Dwight’s Piano Co.  The negotiated settlement agreement reduced the Company’s preference liability to $61,395.  Upon the consummation of the settlement, the United States Bankruptcy Court immediately entered an Order vacating the default judgment entered, and subsequently dismissed the litigation initiated by Dwight’s Piano Co. against the Company, with prejudice.  As a result of the negotiated settlement, for the year ended June 30, 2005 the Company recognized income of $416,206, reflected as a reduction of selling, general and administrative expenses.

The Company has entered into a two year lease for office and warehouse space in Hong Kong, a one year lease for showroom and warehouse space in Balmain, Australia and a six month lease for warehouse space in Las Vegas, Nevada.  All leases have the option to renew at the end of the commitment period.  Total rent expense and related costs for all operating leases was $138,900 and $99,000 for the years ended June 30, 2005 and 2004, respectively.

Total minimum lease payments under these operating leases are as follows:

2006	$138,885
2007	$47,424
2008	$24,000
2009	$24,000
2010	$24,000
2011	$12,000
Total	$270,309

Note 10  Asset Acquisition

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

The acquisition has been accounted for as a purchase under the provisions of SFAS 141, “Business Combinations.”  The total purchase price has been allocated to the tangible and intangible assets of the Company based on their respective values.  The following provides an allocation of the purchase price:

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

In addition to internal improvements, the company is also taking steps to increase the size and makeup of their Board of Directors.  Such changes are planned to take effect in fiscal 2006.

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

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS AND OFFICERS.  The Directors and Executive Officers of the Company and the positions held by each of them are as follows.  All directors serve until the Company’s next annual meeting of shareholders.

		Serving as
		Director of	Position Held With
Name	Age	Company Since	the Company

Richard A. Dolan	69	1990	Director, Chairman

Ann A. Jones	40	1996	Secretary, Treasurer, Chief
			Financial Officer, Director

Geoffry Matlin	54	1998	Director

Thomas A. Dolan	46		President, Chief Executive Officer

BIOGRAPHICAL INFORMATION.

Richard A. Dolan

For more than the past six years, Mr. Dolan has been majority shareholder, and a director of Company. He also served as President and Chief Executive officer through June, 2002.  He was the founder of and had been the principal owner and Chairman of Alltech International Holdings since 1971, prior to selling in 2005. Prior to 1971 he was Research Director of Simoniz in Europe. Mr. Dolan has a Bachelor of Science in chemistry from DePaul University, a Master of Science degree in chemistry from Roosevelt University.

Ann A. Jones

Ms. Jones has been Secretary, Treasurer, Chief Financial Officer and Director of Company since 1996. From June 1988 to June 1996 Ms. Jones has served in various capacities with Company including customer service and manager.

Geoffry Matlin

Geoffry Matlin has been a director of the Company since September 1998. From November 1995 until December 1997 Mr. Matlin was the corporate controller of Alltech Associates, Inc., a manufacturer and distributor of chromatography equipment.  From January 1998 until August 2004 Mr. Matlin held the positions of Chief Financial Officer, Secretary and Treasurer of Alltech Associates, Inc.  From August 2004 until the present Mr. Matlin is the financial analyst for Alltech Associates, Inc. a wholly owned subsidiary of WR Grace.

Thomas A. Dolan

Thomas A. Dolan, son of Chairman Richard A. Dolan, has been the President and Chief Executive Officer of the the Company since July 2002.  Employed by the Company since 1994, Mr. Dolan has served in various capacities including regional and national sales and manager of research and development.  Mr. Dolan has a bachelor’s degree in Industrial Administration and Economics from Iowa State University, and an Electrical Engineering degree from the University of Arizona He has worked for Motorola, Inc. in its component products division and Johnson Controls as a Sales Engineer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and written representations received from reporting persons, no person who was a director, officer or 10% beneficial owner failed to timely file reports required by Section 16(a) of the Exchange Act.

The Company has not yet adopted a code of ethics. It is in the process of drafting an appropriate code of ethics. The Company expects to adopt a code of ethics within in late fiscal 2006.

Currently the Company maintains an audit committee that is comprised of its only independent board member, Geoff Matlin.  Mr. Matlin is considered a financial expert by virtue of both his education and experience.

Item 10. Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended June 30, 2003, 2004 and 2005 of those persons who were, at June 30, 2005, the Chief Executive Officer of the Company and other highly compensated executive officers and employees of Company.

SUMMARY COMPENSATION TABLE

Name and Principal postion	Year	Salary	Other Annual Compensation	Long-Term Compensation Securities Underlying Options/SARs
Richard Dolan Chairman	2003	—
	2004
	2005	—
Ann Jones, CFO	2003	$87,000
	2004	$87,000	$69,000
	2005	$87,000	$69,000
Tom Dolan, Pres., CEO	2003	$85,000
	2004	$87,000	$85,000
	2005	$87,000	$85,000

The Company intends to compensate outside directors for attendance at board meetings. Such director compensation has not been determined but is expected to be less than $2,000 per meeting.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS.

The following table sets forth as of June 30, 2005, the number of Company’s voting securities beneficially owned by persons who own five percent or more of Company’s voting stock, by each director, and by all officers and directors as a group.  The table presented below includes shares issued and outstanding, and warrants to purchase shares and options exercisable within 60 days.

	Name and Address	Type of	Number of		Percent of
Title and Class	Of Beneficial Owner	Ownership	Shares Owned		Class

Common Stock $.01 par value	Richard Dolan 2011 Seward Ave.	Record and Beneficial	5,819,274	*	58%
	Naples, FL 34109

Common Stock $.01 par value	Ann Jones 2011 Seward Ave.	Record and Beneficial	200,063	**	2%
	Naples, FL 34109

Common Stock $.01 par value	Geoffry Matlin 2011 Seward Ave.	Record and Beneficial	24,250**		***
	Naples, FL 34109

Common Stock $.01 par value	Thomas Dolan 2011 Seward Ave.	Record and Beneficial	359,227	****	4%
	Naples, FL 34109

Common Stock $.01 par value	All Officers and Directors As a Group	Record and Beneficial	6,411,814		62%
		(4 persons)

Item 12. Certain Relationships and Related Transactions.

The Company leases from Richard A. Dolan 4,000 square feet of warehouse and office space located in Naples, Florida.  Richard A. Dolan is the Company’s, controlling shareholder and a Member of Company’s Board of Directors.  The lease was executed January 1, 1993 and has a term of 20 years.  Rental is $24,000 per year.

Company also leases from Mr. Dolan 6,000 square feet of showroom space in Las Vegas, Nevada.  That lease is month-to-month with rental payments of $75,000 per year.

*Includes 442,190 shares owned by family members of which Mr. Richard Dolan disclaims ownership.  It also includes 534,925 shares of Series A preferred stock which is convertible into shares of common stock.

** The directors and officers have sole voting and investment power as the shares beneficially owned by them.

*** Less than one percent.

****  Includes 143,900 shares owned by family members of Mr. Thomas Dolan.

The Company declared and paid $521,773 in preferred stock dividends in fiscal year 2004.  All shares of preferred stock are owned by the Company’s Chairman

The Company has no and is not currently considering adopting any policy regarding transactions with affiliates. In the future the Company will not advance funds to affiliates.

In fiscal 2004 in New South Wales, Australia, the Company utilized spaces in a building owned by Alltech International Holdings, Inc.  The Company’s chairman and majority shareholder was also chairman and majority shareholder of Alltech International Holdings.  One of the Company’s directors, Geoff Matlin was also an officer of Alltech International Holdings. During fiscal 2005 the Alltech International Holdings was sold to an non-affilitated party, and the Company moved its offices from the Alltech International Holdings building.

On September 15, 2004, the Company borrowed $500,000 from Richard Dolan the Company’s Chairman and majority shareholder. The Company issued to Mr. Dolan a demand note which bears interest at 6% per annum (accrued quarterly).  On April 15, 2005 the Company repaid principal of $250,000.  As of June 30, 2005 there was accrued interest of $20,548 due Mr. Dolan for this note.

Item 13. Exhibits and Reports on Form 8-K.

a.	Exhibit Index

Exhibit Number

2	(i) Articles of Incorporation	*
	(ii) Bylaws	*

6	Material Contracts

	(i) Lease – Naples, Florida	*
	(ii) Monthly Rental Agreement- Las Vegas	*
	(iii) Demand note issued to Richard Dolan	*

31.1	Certifications (of Chief Financial Officer)

31.2	Certifications (of Chief Executive Officer)

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

On May 17, 2004, Company filed a report on Form 8-K disclosing in Item 5 that in the 3rd quarter of the fiscal year ending June 30, 2005, the Company discovered that in August 2004, a default judgment in the amount of approximately $478,000 plus interest had been entered against it in United States Bankruptcy Court, Southern District of Ohio, Western Division.

Item 14. Principal Accountant Fees and Services

The Board of Directors, upon recommendation of the Audit Committee, appointed the firm of Altschuler, Melvoin & Glasser LLP (“AM&G”) certified public accountants for fiscal 2005.

* Incorporated by reference from Company's Form 10SB Amendment 3 dated May 21, 2001.

AM&G has a continuing relationship with American Express Tax and Business Services, Inc.  (TBS)  from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services.  As a result of this arrangement, AM&G has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G.  AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.  On October 1, 2005 American Express Tax and Business Services, Inc, was acquired by RSM McGladrey.

Audit fees

Audit fees relate to audit work performed on the financial statements as well as work that generally only he independent auditor can reasonably be expected to provide including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees billed for professional audit services rendered amounted to approximately $73,000 and $80,000 for the fiscal years ended June 30, 2005 and 2004, respectively.

Audit related fees

None

Tax Fees

Tax compliance services were provided by TBS for which fees amounted to approximately $15,000 and $9,000 for the fiscal years ended June 30, 2005 and 2004, respectively.

All other fees

During the year ended June  30, 2005, AM&G and TBS did not perform any management consulting services for the Company.

Preapproval of Policies and Procedures by Audit Committee.

The accountants provide a quote for services to the audit committee before work begins for the fiscal year.  After discussion the audit committee then makes a recommendation to the board on whether to accept the proposal.

Percentage of services approved by Audit Committee.

All services were approved by the audit committee.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS Music Technologies, Inc.

Date:	10/12/05

/s/ Ann A. Jones

Ann A. Jones, Chief Financial Officer