Form 10QSB
period 2005-09-30
QRS MUSIC TECHNOLOGIES INC
filed 2005-11-21
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,458,956

Transitional Small Business Disclosure Format (Check One):  Yes  ☐    No  ☒

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended September 30, 2005

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets

Current assets
Cash	$545,291	$603,004
Accounts receivable (net of allowance for doubtful accounts of $266,300, and $214,400 respectively)	1,046,794	906,909
Inventories	8,865,824	7,911,851
Income taxes refundable	274,000	233,000
Deferred income taxes	620,000	620,000
Prepaid expenses and other current assets	116,318	181,570
	11,468,227	10,456,334

Property, plant and equipment	1,224,202	1,202,904

Other assets	124,059	123,829

	$12,816,488	$11,783,067
Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$67,582	$108,834
Accounts payable (including $54,146 and $30,737 due to related parties)	2,642,329	1,462,267
Accrued expenses	468,761	536,066
Note payable to stockholder	250,000	250,000
	3,428,672	2,357,167

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,332,276 and $2,300,180, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,458,956 shares issued and outstanding.	94,590	94,590
Additional paid-in capital	5,160,075	5,160,075
Retained earnings	4,127,802	4,165,886
	9,387,816	9,425,900

	$12,816,488	$11,783,067

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Operations

Three Months Ended September 30, 2005 and 2004

	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)

Net sales	$3,959,246	$4,840,730

Cost of sales	2,829,615	3,452,139

Gross profit	1,129,631	1,388,591

Operating expenses
Selling, general and administrative	923,451	858,933
Research and development	279,920	102,880
	1,203,371	961,813

Income (loss) from operations	(73,740)	426,778

Interest expense	5,344	3,008

Income (loss) before income taxes	(79,084)	423,770
Income tax expense (benefit)
Current	(41,000)	161,000
Deferred	0	0
	(41,000)	161,000

Net income (loss)	(38,084)	262,770

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income (loss) available to common stockholders	$(70,180)	$230,674

Earnings (loss) per common share
Basic	$(.01)	$.02
Assuming dilution	$(.01)	$.02

Weighted average number of common shares outstanding
Basic	9,458,956	9,458,956
Assuming dilution	9,458,956	9,574,956

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Three months Ended September 30, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Operating activities
Net income (loss)	$(38,084)	$262,770
Depreciation and amortization	33,542	35,000
Provision for bad debt, net	96,102	11,434
Changes in
Accounts receivable	(235,987)	(366,873)
Inventories	(953,973)	(1,273,332)
Income taxes refundable	(41,000)	79,000
Prepaid expenses and other current assets	65,252	(119,148)
Other assets	(230)	29,926
Accounts payable	1,180,062	129,580
Accrued expenses	(67,305)	(24,053)
Income taxes payable	0	82,000
Net cash provided by (used in) operating activities	38,379	(1,153,696)

Investing activities
Acquisitions of property and equipment	(54,840)	(105,130)
Proceeds from repayment of advances from stockholder	0	18,000
Net cash (used in) investing activities	(54,840)	(87,130)

Financing activities
Proceeds from note payable - stockholder	0	500,000
Repayments on note payable – stockholder	0	(24,000)
Repayments of long term debt – lending institution	(41,252)	(41,331)
Net cash provided by (used in) financing activities	(41,252)	434,669

(Decrease) in cash	(57,713)	(806,157)

Cash
Beginning of period	603,004	1,602,571

End of period	$545,291	$796,414

Supplemental disclosure of cash flow information
Interest paid	$5,344	$3,008

See accompanying notes

QRS Music Technologies, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1            Unaudited Interim Financial Statements

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US generally accepted accounting principles are omitted.  For additional disclosures, see Notes to Consolidated Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for these interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Note 2            Inventories

Inventories at September 30, 2005 and June 30, 2005 consisted of:

	September 30, 2005	June 30, 2005
	(Unaudited)

Raw materials	$6,433,933	$5,746,815
Finished goods	3,203,170	2,936,315
	9,637,103	8,683,130

Valuation reserve	(771,279)	(771,279)

	$8,865,824	$7,911,851

Note 3                                     Dividends in arrears

Cumulative dividends in arrears on the Series A preferred stock amounted to $192,576 at September 30, 2005.

Note 4                                   Earnings Per Share

The Company computes earnings per share (“EPS”) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  Basic net earnings less preferred dividends are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.  Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if convertible preferred stock, warrants, options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

The computation of basic and diluted EPS was as follows:

	September 30, 2005	September 30, 2004
Numerator
Net income (loss)	$(39,084)	$262,770
Preferred stock dividends in arrears	(32,096)	(32,096)
Income (loss) available to common stockholders	$(70,180)	$230,674

Denominator
Basic weighted average shares outstanding	9,458,956	9,458,956
Weighted average shares outstanding for options	0	116,000
Diluted weighted average shares outstanding	9,458,956	9,574,956

Basic net income (loss) per share	$(0.01)	$0.02
Diluted net income (loss) per share	$(0.01)	$0.02

Options to purchase 200,000 shares as of September 30, 2005 were outstanding but were not included in the computation of diluted EPS because their effect would be antidilutive due to the loss for the period.

In 2005 and 2004, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Effective July 1, 2005, the Company adopted the Statement of Financial Accounting Standards Board  (SFAS) No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123R).”  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  During the quarter ended September 30, 2005, there were no equity instruments granted for employee services.

Note 5                                     Note Payable – Stockholder

During the year ended June 30, 2005 the Company was advanced $500,000 from its major stockholder.   Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum.  During the year ended June 30, 2005, a payment of $250,000 was made, leaving a balance due of $250,000.   Interest in the amount of $3,780 has been accrued for the quarter ended September 30, 2005.

Note 6                                     Commitments and Contingencies

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind or involve such amounts that unfavorable disposition would not have a material effect on the Company’s financial position, results of operation or liquidity.

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

GENERAL.

The Company’s fiscal year ends each June 30, and the fiscal years ended June 30, 2004, June 30, 2005 are referred to as “ fiscal 2004”, “fiscal 2005”, respectively.

The Company is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and music for electronic player systems (in a variety of forms) and music rolls for use in player pianos. The Company has three wholly owned subsidiaries, one in Hong Kong one in Australia, and the third was formed in the US for purposes of the Gulbransen asset acquistion.   All statements made encompass the main Company and its three subsidiaries.   The Company sells its products to dealers and end-users, predominately in the United States and has offices in New York, Pennsylvania, Florida and Nevada.  In addition, the Company recently started leasing space in Balmain, Australia and Hong Kong.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

SALES.  Total sales decreased 18.2% from $4.84 million in the first three months of fiscal 2004 to $3.96 million in the first three months of fiscal 2005.  Decreased sales were the result of a delay in the release of a new controller product, which lead some buyers to postpone their purchases and slower than expected summer sales season for some dealers, delaying their inventory reorders.

COSTS AND EXPENSES.  Total cost of sales decreased 18.0% from $3.45 million in the first three months of fiscal 2004 to $2.83 million in the first three months of fiscal 2005.  As a percentage of sales, cost of sales increased less than one half of one percentage point as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 7.7% from $859,000 in fiscal 2004 to $923,000 in fiscal 2005. The increase is a result of increased legal and accounting expenses, and increased office expenses related to establishing new offices in Hong Kong and Australia.

Research and development costs also increased 172% for the quarter from $103,000 in the quarter ended September 2004 to $280,000 for the quarter ended September 2005.  The increase is a result of the additional spending necessary to bring several products to completion to bring them to market either before the busy selling season during the second quarter, or in time to present at the annual tradeshow in January, 2006.

INTEREST EXPENSE, NET.  Net interest expense increased 77.7% from $3,000 in the first three months of fiscal 2005 to $5,300 in the first three months of fiscal 2006.  The increase is due to the additional interest expense from the note payable entered into during fiscal 2005.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 114.4% from $263,000 for the three month period ended September 30, 2004 to a loss of $38,000 for the three month period ended September 30, 2005 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Company’s cash are net cash flows from operating activities, short-term vendor financing, and the additional borrowings.  Currently, the Company does not have available any established lines of credit with banking facilities.

The Company’s cash was $545,000 and $603,000  at September 30, 2005 and June 30, 2005, respectively.  Cash decreased from June 30, 2005 to September 30, 2005 primarily as a result of an increase in inventory and accounts receivable offset by increased trade accounts payable

As of May 15, 2002 the Company owed approximately $919,000 to a lending institution pursuant to a note due May 2002.  The Company refinanced the debt prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate (6.75% at September 30, 2005) and due in May 2007, requires the Company to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio.  As of the date hereof, the Company is in compliance with these covenants.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis, including if necessary retiring its outstanding loan.  There are no major capital expenditures planned in the foreseeable future, nor any payments planned for off-balance sheet obligations.  The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Item 3.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

During a previous year’s evaluation of the Disclosure Controls and Procedures the Company’s chief executive officer and chief financial officer learned of instances of insufficiencies in certain disclosure controls and procedures and internal controls,  Those insufficiencies were addressed and improvements were made in various procedures and functional operations, including the establishment of a Disclosure Committee, and the election of members to that Committee.

The Company is committed to ongoing periodic reviews of its disclosure controls and procedures and their effectiveness. The disclosure controls and procedures have improved and management intends to continue to enhance and formalize those controls and procedures.  The Company’s Chief Executive Office and the Chief Financial Officer believe the Company’s practices and procedures, although not as mature or as formal as management intends them to be in the future, are effective .

PART II - OTHER INFORMATION

Item 6. Exhibits

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

QRS Music Technologies, Inc.

Date	11/21/05

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer