Form 10QSB
period 2005-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2006-02-14
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended December 31, 2005

Part I– FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2005 (unaudited) and June 30, 2005	3

	Unaudited Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004	4

	Unaudited Consolidated Statements of Operations for the six months ended December 31, 2005 and 2004	5

	Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Controls and Procedures	10

Part II –OTHER INFORMATION

Item 6. Exhibits and Reports

SIGNATURES		11

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets

Current assets
Cash	$1,502,889	$603,004
Accounts receivable (net of allowance for doubtful accounts of $466,954, and $214,400 respectively)	992,143	906,909
Inventories	7,295,729	7,911,851
Income taxes refundable	145,000	233,000
Deferred income taxes	620,000	620,000
Prepaid expenses and other current assets	109,083	181,570
	10,664,844	10,456,334

Property, plant and equipment	1,225,960	1,202,904

Other assets	130,236	123,829

	$12,021,040	$11,783,067

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$0	$108,834
Accounts payable (including $76,601 and $30,737 due to related parties)	1,433,782	1,462,267
Accrued expenses	494,688	536,066
Note payable to stockholder	250,000	250,000
	2,178,470	2,357,167

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,364,372 and $2,300,180, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,458,956 shares issued and outstanding.	94,590	94,590
Additional paid-in capital	5,160,075	5,160,075
Retained earnings	4,582,556	4,165,886
	9,842,570	9,425,900

	$12,021,040	$11,783,067

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Operations

Three Months Ended December 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Net sales	$5,730,270	$6,800,026

Cost of sales	3,717,268	4,541,775

Gross profit	2,013,002	2,258,251

Operating expenses Selling, general and administrative	1,064,852	1,110,486
Research and development	209,638	94,544
	1,274,490	1,205,030

Income (loss) from operations	738,512	1,053,221

Interest expense	4,758	11,752

Income (loss) before income taxes	733,754	1,041,469
Income tax expense (benefit)
Current	279,000	410,000
Deferred	0	0
	279,000	410,000
Net income (loss)	454,754	631,469

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income (loss) available to common stockholders	$422,658	$599,373

Earnings (loss) per common share
Basic	$.05	$.06
Assuming dilution	$04	$.06

Weighted average number of common shares outstanding

Basic	9,458,956	9,458,956

Assuming dilution	9,535,956	9,555,956

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Operations

Six Months Ended December 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Net sales	$9,689,516	$11,640,756

Cost of sales	6,546,883	7,993,914

Gross profit	3,142,633	3,646,842

Operating expenses Selling, general and administrative	1,988,303	1,969,419
Research and development	489,558	197,424
	2,477,861	2,166,843
Income from operations	664,772	1,479,999

Interest expense	10,102	14,760

Income before income taxes	654,670	1,465,239
Income tax expense (benefit)
Current	238,000	571,000
Deferred	0	0
	238,000	571,000
Net income	416,670	894,239

Less current period preferred stock dividends in arrears	(64,192)	(64,192)

Income available to common stockholders	$352,478	$830,047

Earnings per common share
Basic	$.04	$.09
Assuming dilution	$.04	$.09

Weighted average number of common shares outstanding

Basic	9,458,956	9,458,956

Assuming dilution	9,541,956	9,565,956

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Six months Ended December 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
Operating activities
Net income	$416,670	$894,239
Depreciation and amortization	69,170	70,000
Provision for bad debt, net	211,102	20,987
Changes in
Accounts receivable	(296,337)	(364,554)
Inventories	616,122	(1,417,550)
Income taxes refundable	88,000	(4,000)
Prepaid expenses and other current assets	72,487	(156,362)
Other assets	(6,407)	31,643
Accounts payable	28,485	253,468
Accrued expenses	(41,378)	17,803
Net cash provided by (used in) operating activities	1,100,944	(654,326)

Investing activities
Acquisitions of property and equipment	(92,225)	(275,209)
Proceeds from repayment of advances from stockholder	0	18,000
Net cash (used in) investing activities	(92,225)	(257,209)

Financing activities
Proceeds from note payable - stockholder	0	500,000
Repayments of long term debt – lending institution	(108,834)	(82,584)
Net cash provided by (used in) financing activities	(108,834)	417,416

Increase (Decrease) in cash	899,885	(494,119)

Cash
Beginning of period	603,004	1,602,571

End of period	$1,502,889	$1,108,452

Supplemental disclosure of cash flow information
Interest paid	$10,101	$14,760
Income taxes paid	$150,000	$575,000

See accompanying notes

QRS Music Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1    Unaudited Interim Financial Statements

Interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US generally accepted accounting principles are omitted.  For additional disclosures, see Notes to Consolidated Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for these interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Note 2    Inventories

Inventories at December 31, 2005 and June 30, 2005 consisted of:

	December 31, 2005	June 30, 2005
	(Unaudited)

Raw materials	$4,848,582	$5,746,815
Finished goods	3,159,472	2,936,315
	8,008,054	8,683,130

Valuation reserve	(712,325)	(771,279)

	$7,295,729	$7,911,851

Note 3    Dividends in arrears

Cumulative dividends in arrears on the Series A preferred stock amounted to $224,672 at December 31, 2005.

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

The three month computation of basic and diluted EPS was as follows:

	December 31, 2005	December 31, 2004
Numerator
Net income	$454,754	$631,469
Preferred stock dividends in arrears	(32,096)	(32,096)
Income available to common stockholders	$422,658	$599,373

Denominator
Basic weighted average shares outstanding	9,458,956	9,458,956
Weighted average shares outstanding for options	77,000	97,000
Diluted weighted average shares outstanding	9,535,956	9,555,956

Basic net income per share	$0.05	$0.06
Diluted net income per share	$0.04	$0.06

The six month computation of basic and diluted EPS was as follows:

	December 31, 2005	December 31, 2004
Numerator
Net income	$416,670	$894,239
Preferred stock dividends in arrears	(64,192)	(64,192)
Income available to common stockholders	$352,478	$830,047

Denominator
Basic weighted average shares outstanding	9,458,956	9,458,956
Weighted average shares outstanding for options	83,000	107,000
Diluted weighted average shares outstanding	9,541,956	9,565,956

Basic net income per share	$0.04	$0.09
Diluted net income per share	$0.04	$0.09

In 2005 and 2004, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Effective July 1, 2005, the Company adopted the Statement of Financial Accounting Standards Board (SFAS) No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123R).”  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  To date, the Company has not granted any equity instruments for employee services.

Note 5    Note Payable - Lending Institution

As of May 15, 2002 the Company owed approximately $919,000 to a lending institution pursuant to a note due May 2002.  The Company refinanced the debt prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate and due in May 2007, required the Company to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio.  During the period ended December 31, 2005, the Company repaid the amount due in full and the lending institution released its security interest in the assets of the Company.

Note 6    Note Payable – Stockholder

During the year ended June 30, 2005 the Company was advanced $500,000 from its major stockholder.   Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum.  During the year ended June 30, 2005, a payment of $250,000 was made, leaving a balance due of $250,000.   The Company recognized $8,790 and $7,560 in interest expense during the six months ended December 31, 2005 and 2004, respectively, related to this note payable.  Interest in the amount of $3,780 has been accrued for the quarter ended December 31, 2005 as compared to $8,790 accrued for the quarter ended December 31, 2004.

Note 7    Commitments and Contingencies

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

Note 8    Future Commitments and Contingencies

As reported in a Form 8K filed on February 13, 2006, the Company signed a letter of intent on February 10, 2006 to pursue discussions with another company regarding a possible purchase.

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

GENERAL.

The Company’s fiscal year ends each June 30, and the fiscal years ended June 30, 2005, June 30, 2006 are referred to as “ fiscal 2005”, “fiscal 2006”, respectively.

The Company is a Delaware Corporation and is a manufacturer and distributor of pianos, Pianomation units, and music for electronic player systems (in a variety of forms) and music rolls for use in pneumatic player pianos. The Company has three wholly owned subsidiaries, one in Hong Kong one in Australia, and the third was formed in the US for purposes of the Gulbransen asset acquisition.   All statements made encompass the main Company and its three subsidiaries.   The Company sells its products to dealers and end-users, predominately in the United States and has offices in New York, Pennsylvania, Florida and Nevada.  In addition, the Company recently started leasing space in Balmain, Australia and Hong Kong.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004.

SALES.  Total sales decreased 15.7% from $6.8 million in the second quarter of fiscal 2004 to $5.73 million in the second quarter of fiscal 2005.  Decreased sales were the result of a delay in the release of a new controller product, which lead some buyers to postpone their purchases and slower than expected summer sales season for some dealers, delaying their inventory reorders.

COSTS AND EXPENSES.  Total cost of sales decreased 18.2% from $4.54 million in the second quarter of fiscal 2004 to $3.72 million in the second quarter of fiscal 2005.  As a percentage of sales, cost of decreased almost two percentage points as a result of positive cost reducing activities taken earlier in the year.

Selling, general and administrative expenses decreased 4.1% from $1.11 million in fiscal 2004 to $1.06 million in fiscal 2005. The decrease in sales related expenses, due to the lower sales, and the decrease in marketing expenses were offset by an increase in delivery expenses due to the rising fuel costs, and an increase in telephone and informational technology costs.

Research and development costs also increased 122% for the quarter from $95,000 in the quarter ended December 2004 to $210,000 for the quarter ended December 2005.  The increase is a result of the additional spending necessary to successfully bring several new products to market to meet dealer and consumer demand during the peak selling season.

INTEREST EXPENSE, NET.  Net interest expense decreased 59.5% from $12,000 in the second quarter of fiscal 2005 to $5,000 in the second quarter of fiscal 2006.  The decrease is due to the declining balance due to a financial institution.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 28% from $631,000 for the three month period ended December 31, 2004 to $454,000 for the three month period ended December 31, 2005 as a result of the above mentioned variances.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2004.

SALES.  Total sales decreased 16.8% from $11.64 million in the six months ended December 2004 to $9.69 million for the six months ended December 2005.  Decreased sales were the result of a delay in the release of a new controller product, which lead some buyers to postpone their purchases and slower than expected summer sales season for some dealers, delaying their inventory reorders.

COSTS AND EXPENSES.  Total cost of sales decreased 18.1% from $7.99 million in the six months ended December 2004 to $6.55 million in the six months ended December 2005.  As a percentage of sales, cost of sales decreased slightly over 1 percentage point as a result of the mix of products sold and positive cost reduction initiatives undertaken earlier in the year.

Selling, general and administrative expenses increased 1% from $1.97 million in fiscal 2004 to $1.99 million in fiscal 2005. The increase is a result of additional legal and accounting expenses related to new products and opportunities, and increased office expenses related to establishing new offices in Hong Kong and Australia offset by a decrease in sales related expenses due to the lower sales, and a decrease in marketing expenses.

Research and development costs also increased 148% for the six months from $197,000 in the six months ended December 2004 to $490,000 for the six months ended December 2005.  The increase is a result of the additional spending necessary to launch several new products before the peak selling season and the annual industry trade show in January, 2006.

INTEREST EXPENSE, NET.  Net interest expense decreased 31.6% from $15,000 in the second quarter of fiscal 2005 to $10,000 in the second quarter of fiscal 2006.  The decrease is due to the declining balance due to a financial institution.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 53.4% from $894,000 for the six month period ended December 31, 2004 to $417,000 for the six month period ended December 31, 2005 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Company’s cash are net cash flows from operating activities, short-term vendor financing, and the additional borrowings.  Currently, the Company does not have available any established lines of credit with banking facilities.

The Company’s cash was $1.5 million and $603,000  at December 31, 2005 and June 30, 2005, respectively.  Cash increased from June 30, 2005 to December 31, 2005 primarily as a result of the decrease in inventory.

As of May 15, 2002 the Company owed approximately $919,000 to a lending institution pursuant to a note due May 2002.  The Company refinanced the debt prior to the due date.  The new note, payable in monthly installments of $13,751, plus accrued interest at the prime rate and due in May 2007, required the Company to satisfy certain financial covenants concerning tangible capital funds and debt coverage ratio.  During the period ended December 31, 2005, the Company repaid the amount due in full and the lending institution released its security interest in the assets of the Company.

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

PART II- OTHER INFORMATION

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

QRS Music Technologies, Inc.

Date	2/14/06

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer