Form 10QSB
period 2006-03-31
QRS MUSIC TECHNOLOGIES INC
filed 2006-05-15
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act  Rule 12b-2).    Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,658,956

Transitional Small Business Disclosure Format (Check One):  Yes ☐    No ☒

QRS MUSIC TECHNOLOGIES, INC.

 TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended March 31, 2006

Part I— FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at March 31, 2006 (unaudited) and June 30, 2005

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005

Unaudited Consolidated Statements of Operations for the nine months ended March 31, 2006 and 2005

Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Controls and Procedures

Part II —OTHER INFORMATION
Item 6.	Exhibits and Reports

SIGNATURES

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets

Current assets
Cash	$106,014	$603,004
Accounts receivable (net of allowance for doubtful accounts of $549,858, and $214,400 respectively)	1,425,774	906,909
Inventories	8,215,019	7,911,851
Income taxes refundable	184,000	233,000
Deferred income taxes	620,000	620,000
Prepaid expenses and other current assets	174,375	181,570
	10,725,182	10,456,334
Property, plant and equipment	1,202,743	1,202,904
Other assets	1,008,889	123,829
	$12,936,814	$11,783,067
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$85,659	$108,834
Accounts payable (including $99,928 and $30,737 due to related parties)	1,341,785	1,462,267
Accrued expenses	548,437	536,066
Note payable to stockholder	250,000	250,000
	2,225,881	2,357,167

Long term debt	699,543	0
Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,396,468 and $2,300,180, respectively.	5,349	5,349

Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,658,956 and 9,458,956 shares, respectively, issued and outstanding.	96,590	94,590
Additional paid-in capital	5,358,074	5,160,075
Retained earnings	4,551,377	4,165,886
	10,011,390	9,425,900
	$12,936,814	$11,783,067

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Net sales	$4,465,173	$4,315,004

Cost of sales	2,730,047	2,590,716

Gross profit	1,735,126	1,724,288

Operating expenses
Selling, general and administrative	1,594,314	457,295
Research and development	171,487	234,023
	1,765,801	691,318
Income (loss) from operations	(30,675)	1,032,970

Interest expense	19,504	10,634

Income (loss) before income taxes	(50,179)	1,022,336
Income tax expense (benefit)
Current	(19,000)	235,000
Deferred	0	158,000
	(19,000)	393,000
Net income (loss)	(31,179)	629,336

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Income (loss) available to common stockholders	$(63,275)	$597,240

Earnings (loss) per common share
Basic	$(.01)	$.06
Assuming dilution	$(.01)	$.06

Weighted average number of common shares outstanding

Basic	9,554,512	9,458,956

Assuming dilution	9,554,512	9,586,956

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Operations

Nine Months Ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Net sales	$14,154,689	$15,955,760

Cost of sales	9,276,930	10,584,630

Gross profit	4,877,759	5,371,130

Operating expenses
Selling, general and administrative	3,582,617	2,426,714
Research and development	661,045	431,447
	4,243,662	2,858,161
Income from operations	634,097	2,512,969

Interest expense	29,606	25,394

Income before income taxes	604,491	2,487,575
Income tax expense
Current	219,000	806,000
Deferred	0	158,000
	219,000	964,000
Net income	385,491	1,523,575

Less current period preferred stock dividends in arrears	(96,288)	(96,288)

Income available to common stockholders	$289,203	$1,427,287

Earnings per common share
Basic	$.03	$.15
Assuming dilution	$.03	$.15

Weighted average number of common shares outstanding

Basic	9,490,343	9,458,956

Assuming dilution	9,559,474	9,573,956

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Nine months Ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Operating activities
Net income	$385,491	$1,523,575
Depreciation and amortization	105,100	105,000
Provision for bad debt, net	151,025	91,300
Deferred income tax expense		158,000
Changes in
Accounts receivable	(669,890)	(250,010)
Inventories	(303,168)	(2,436,629)
Income taxes refundable	49,000	79,000
Prepaid expenses and other current assets	7,195	(220,869)
Other assets	(29,659)	19,577
Accounts payable	(120,482)	(4,980)
Accrued expenses	12,371	(277,282)
Income taxes payable	0	56,000
Net cash (used in) operating activities	(413,017)	(1,157,318)

Investing activities
Acquisitions of property and equipment	(104,939)	(306,744)
Proceeds from repayment of advances from stockholder	0	18,000
Net cash (used in) investing activities	(104,939)	(288,744)

Financing activities
Proceeds from note payable - stockholder	0	500,000
Repayments of long term debt — lending institution	(108,834)	(138,565)
Proceeds from exercise of stock options	200,000	0
Repayments of long term debt	(70,200)	0
Net cash provided by financing activities	20,966	361,435

(Decrease) in cash	(496,990)	(1,084,627)

Cash
Beginning of period	603,004	1,602,571

End of period	$106,014	$517,944

Supplemental disclosure of cash flow information
Interest paid	$29,605	$25,394
Income taxes paid	$170,000	$671,000

See accompanying notes

Supplemental disclosures of noncash investing and financing activities:

During the quarter, the Company acquired software and intellectual assets from an unrelated party for $855,403, evidenced by a promissory note.

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

Note 2                  Inventories

Inventories at March 31, 2006 and June 30, 2005 consisted of:

	March 31, 2006	June 30, 2005
	(Unaudited)

Raw materials	$5,570,423	$5,746,815
Finished goods	3,325,510	2,936,315
	8,895,933	8,683,130

Valuation reserve	(680,914)	(771,279)

	$8,215,019	$7,911,851

Note 3                  Dividends in arrears

Cumulative dividends in arrears on the Series A preferred stock amounted to $256,768 at March 31, 2006.

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

The three month computation of basic and diluted EPS was as follows:

	March 31, 2006	March 31, 2005
Numerator
Net income (loss)	$(31,179)	$629,336
Preferred stock dividends in arrears	(32,096)	(32,096)
Income (loss) available to common stockholders	$(63,275)	$597,240

Denominator
Basic weighted average shares outstanding	9,554,512	9,458,956
Weighted average shares outstanding for options	0	128,000
Diluted weighted average shares outstanding	9,554,512	9,586,956

Basic net income(loss) per share	$(.01)	$0.06
Diluted net income (loss) per share	$(.01)	$0.06

The nine month computation of basic and diluted EPS was as follows:

	March 31, 2006	March 31, 2005
Numerator
Net income	$385,491	$1,523,575
Preferred stock dividends in arrears	(96,288)	(96,288)
Income available to common stockholders	$289,203	$1,427,287

Denominator
Basic weighted average shares outstanding	9,490,343	9,458,956
Weighted average shares outstanding for options	69,131	115,000
Diluted weighted average shares outstanding	9,559,474	9,573,956

Basic net income per share	$0.03	$0.15
Diluted net income per share	$0.03	$0.15

In 2006 and 2005, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.  For the three months ended March 31, 2006, diluted weighted average shares outstanding do not include the effect of common stock equivalent because such inclusion would be anti-dilutive.

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

Note 5                    Notes Payable

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

During the third quarter the Company acquired software and intellectual assets from and unrelated party for $855,403. Payment for the assets and software was issued in the form of a note payable.  The note, payable in quarterly installments equal to $28,571 including accrued interest at a rate of 3.8% is due no later than January 1, 2014.   During the period ended March 31, 2006 the Company made interest payments totaling $15,500 to the note holder.  The remaining balance on March 31, 2006 was $799,491.

Note 6                    Note Payable — Stockholder

During the year ended June 30, 2005 the Company was advanced $500,000 from its major stockholder.   Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum.  During the year ended June 30, 2005, a payment of $250,000 was made, leaving a balance due of $250,000.   The Company recognized $11,260 and $16,190 in interest expense during the nine months ended March 31, 2006 and 2005, respectively, related to this note payable.  Interest in the amount of $3,700 has been accrued for the quarter ended March 31, 2006 as compared to $7,400 accrued for the quarter ended March 31, 2005.

Note 7                  Future Commitments and Contingencies

As reported in a Form 8K filed on February 13, 2006, the Company signed a letter of intent on February 10, 2006 to pursue discussions with another company regarding a possible acquisition.

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

The Company is a Delaware Corporation and is a manufacturer and distributor of pianos, Pianomation units, and music for electronic player systems (in a variety of forms) and music rolls for use in pneumatic player pianos. The Company has three wholly owned subsidiaries, one in Hong Kong one in Australia, and the third was formed in the US for purposes of the Gulbransen asset acquisition.   All statements made encompass the main Company and its three subsidiaries.   The Company sells its products to dealers and end-users, predominately in the United States and has offices in New York, Pennsylvania, Florida and Nevada.  In addition, the Company leases space in Balmain, Australia and Hong Kong.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

SALES.  Total sales increased 3.5% from $4.32 million in the third quarter of fiscal 2005 to $4.47 million in the third quarter of fiscal 2006.  Increased sales were due to strong sales of products introduced in the second and third quarters of fiscal 2006, and special promotions offered at both the industry tradeshow in January, and during the quarter.

COSTS AND EXPENSES.  Total cost of sales increased 5.4% from $2.59 million in the third quarter of fiscal 2005 to $2.73 million in the third quarter of fiscal 2006.  As a percentage of sales, cost of sales increased slightly over one percentage point as a result of the above mentioned promotions.

Selling, general and administrative expenses increased 248% from $460,000 in fiscal 2005 to $1.59 million in fiscal 2006.   In fiscal 2005, the Company recognized the benefit of the settlement of a preference action which reduced the selling, general and administrative expenses for the quarter by $416,000.  Without such benefit, the selling, general and administrative expenses would have increased 81.5%.  The remaining increase is related to the funding of the Company profit sharing plan on behalf of the employees in the amount of $246,000, continued increases in legal expenses related to the protection of the Company’s rights related to its current technologies, increased marketing expenses, and an increase in sales related expenses as the Company pursues alternative sales channels for a portion of its product line.

Research and development costs decreased 26.7% for the quarter from $234,000 in the quarter ended March 2005 to $171,000 for the quarter ended March 2006.  The decrease is a result of several products being completed and introduced for sale in the marketplace.

INTEREST EXPENSE, NET.  Net interest expense increased 83.4% from $11,000 in the third quarter of fiscal 2005 to $20,000 in the third quarter of fiscal 2006.  The increase is due to the new note payable entered into for the purchase of technology.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 105% from $630,000 for the three month period ended March 31, 2005 to a loss of $31,000 for the three month period ended March 31, 2006 as a result of the above mentioned variances.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2005.

SALES.  Total sales decreased 11.3% from $15.96 million in the nine months ended March 2005 to $14.15 million for the nine months ended March 2006.  Decreased sales were the result of a delay in the release of a new controller product, which lead some buyers to postpone their purchases and slower than expected summer sales season for some dealers, delaying their inventory reorders.  Positive sales gains of the new controller were made in the third quarter as the product gained acceptance on the dealer floors.

COSTS AND EXPENSES.  Total cost of sales decreased 12.3% from $10.58 million in the nine months ended March 2005 to $9.28 million in the nine months ended March 2006.  As a percentage of sales, cost of sales increased slightly under 1 percentage point as a result of the mix of products sold and positive cost reduction initiatives undertaken earlier in the year, balanced against promotions offered in the third quarter to stimulate sales.

Selling, general and administrative expenses increased 47.3% from $2.43 million in fiscal 2005 to $3.58 million in fiscal 2006. During fiscal year 2005 the Company recognized a benefit of $416,000 from the settlement of a preference claim.  Without this benefit, the selling, general and administrative expenses would have increased by 25.8%.  The increase is a result of additional legal and accounting expenses related to new products and opportunities, and increased office expenses related to establishing new offices in Hong Kong and Australia, funding of the Company’s profit sharing plan on behalf of its employees, and increased marketing expenses.

Research and development costs also increased 53.4% for the nine months from $431,000 in the nine months ended March 2005 to $661,000 for the nine months ended March 2006.  The increase is a result of the additional spending necessary to launch several new products before the peak selling season and the annual industry trade show in January, 2006.

INTEREST EXPENSE, NET.  Net interest expense increased 20.0% from $25,000 in the third quarter of fiscal 2005 to $30,000 in the third quarter of fiscal 2006.  The decrease due to the declining balance due to a financial institution was offset by the addition of a new note payable for buyout of technology.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 38% for both periods.

NET INCOME.  Net income decreased 74.6% from $1.52 million for the nine month period ended March 31, 2005 to $386,000 for the nine month period ended March 31, 2006 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Company’s cash are net cash flows from operating activities, short-term vendor financing, and the additional borrowings.  Currently, the Company does not have available any established lines of credit with banking facilities.

The Company’s cash was $106,000 and $603,000  at March 31, 2006 and June 30, 2005, respectively.  Cash decreased from June 30, 2005 to March 31, 2006 primarily as a result of an increase in inventory and an increase in accounts receivable.

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

During the third quarter the Company entered into an agreement with an unrelated party for the purchase of software and intellectual assets.   Payment for software and intellectual assets was issued in the form of a note payable, payable in quarterly installments in the amount of $28,571 including accrued interest at the rate of 3.8% per year, and due no later than January 1, 2014.  The Company believes that the purchase of the software and assets, which replaces the previous royalty agreement, will have a long term positive impact on the cost of sales associated with the product.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis.  There are no major capital expenditures planned in the foreseeable future, nor any payments planned for off-balance sheet obligations. The Company may access outside sources of liquidity for any material acquisition or large capital expenditures. The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

The Company is currently in the process of designing and implementing a system for disclosure controls and procedures.   Phase one of the system involved the installation and implementation of a software program used to manage the Company.   That program has been installed, and is currently utilized by the Company in its day to day operations.

The Company is committed to ongoing periodic reviews of its disclosure controls and procedures and their effectiveness. The disclosure controls and procedures continue to improve and management intends to continue to enhance and formalize those controls and procedures.  The Company’s Chief Executive Office and the Chief Financial Officer believe the Company’s  practices and procedures, although not as mature or as formal as management intends them to be in the future, are effective .

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

QRS Music Technologies, Inc.

Date	5/15/06

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer