Form 10-KT
period 2006-06-30
QRS MUSIC TECHNOLOGIES INC
filed 2006-09-29
CIK 1126535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 12b-25 NOTIFICATION OF LATE FILING

SEC FILE NUMBER:  000-31955

CUSIP NUMBER:  74.726W 107

(Check one):	☒ Form 10-K	☐ Form 20-F	☐ Form 11-K	☐ Form 10-Q	☐ Form 10-D
	☐ Form N-SAR	☐ Form N-CSR

	For Period Ended:	June 30, 2006
☐ Transition Report on Form 10-K
☐ Transition Report on Form 20-F
☐ Transition Report on Form 11-K
☐ Transition Report on Form 10-Q
☐ Transition Report on Form N-SAR
For the Transition Period Ended:

Read Instructions (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
N/A

PART I — REGISTRANT INFORMATION

QRS Music Technologies, Inc.
Full Name of Registrant

N/A
Former Name if Applicable

2011 Seward Avenue
Address of Principal Executive Office (Street and Number)

Naples, Florida 34109
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

	(a)	The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense
☒	(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III — NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Company has been unable to compile and review all of the information to be included in the Form 10-KSB for the fiscal year ended June 30, 2006.  The delays could not be eliminated without unreasonable effort or expense. The Company ‘s Annual Report on Form 10-KSB will be filed no later than the fifteenth calendar day following the prescribed due date.

SEC 1344 (03-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

(Attach extra Sheets if Needed)

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification
	J. Scott Hunter	(801)	322-2516
	(Name)	(Area Code)	(Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed ? If answer is no, identify report(s).

			☒ Yes ☐ No

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

			☐ Yes ☒ No

	If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

QRS Music Technologies, Inc.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date	9/29/06	By	/s/ Ann A. Jones
Its Chief Financial Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative’s authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION
Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).