Form 10KSB
period 2006-06-30
QRS MUSIC TECHNOLOGIES INC
filed 2006-10-13
CIK 1126535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form  10-KSB

ANNUAL REPORT PURSUANT TO
Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2006

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

Common, $0.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company        Yes ☐         No ☒

The issuer’s revenues for its most recent fiscal year were $18,084,539.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the  average of the closing  bid  ($1.55) and closing asked ($1.70) price of such common equity, as of October 10, 2006 was $6,406,996.

The number of shares outstanding of the issuer’s common stock as of June 30, 2006 was 9,658,956.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

Item 1. Description of Business.

GENERAL

QRS Music Technologies, Inc. (“Company”) is a Delaware Corporation which was formed in January, 1990.  During fiscal year ended June 30, 2006, Company’s primary lines of business were manufacture and sale of Pianomation® Music Instrument Digital Interface (“MIDI”), dealer preparation and sale of Story & Clark and Gulbransen pianos, sale of MIDI CDs and floppy disks, distribution of piano supply parts, manufacture and distribution of the Gulbransen Digital Hymnal, and manufacture and sale of music rolls for player pianos.  All financial statements presented are consolidated statements. The Company’s fiscal year ends each June 30, and the fiscal years ended June 30, 2005, and June 30, 2006 are referred to as “fiscal 2005” and “fiscal 2006”, respectively. The Company maintains its corporate offices and a showroom in Naples, Florida.  The Company has a warehouse, teaching facility, Pianomation® development facility and showroom in Las Vegas, Nevada, piano preparation and Pianomation® assembly and installation center and showroom facilities in Seneca, Pennsylvania, and a piano roll manufacturing and warehouse facility and software development facility in Buffalo, New York.  During Fiscal 2005 the Company leased space in Hong Kong to help with procurement and sales to the Chinese and surrounding markets.  During Fiscal 2004, the Company began utilizing space in Sydney, Australia in a building at the time owned by an affiliated company.   The Company used the space to inventory pianos and pianomation units that will be sold in the Australian market.   During Fiscal 2005 the affiliated company was sold to a non-affiliated party, and subsequently the Company moved its sales offices to another location.  (Please refer to Item 12 for additional information.)  See “Consolidated Financial Statements” for financial information.

 PIANOMATION®

The Pianomation® MIDI System is a Musical Instrument Digital Interface equipped playback system for acoustic and digital pianos.  Pianomation®, which is the Company’s flagship product, automates the Company’s own line of Story & Clark pianos, and can be retrofitted by independent installers into virtually any brand of piano. Several major piano manufacturers, have selected Pianomation® for factory installation in new instruments.

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

Pianomation’s® flexibility and open-ended architecture allow a wide range of use and flexibility for all current and future playback formats.  With QRS CDs, Pianomation® can play unobtrusively with solo piano music or with concert-quality performances that include audio accompaniment; with QRS videos, Pianomation® can be used for group sing-alongs or karaoke; with  QRS floppies, Pianomation® can drive a general MIDI system for the MIDI enthusiast; and, with various computer programs, it can serve the working musician as a MIDI slave, interacting on a sophisticated level with all manner of MIDI equipment.  The Transcription Series and SyncAlong CDs continue to be popular items in the Pianomation CD series, and the libraries of available CDs are expanded every year.   The SyncAlong Series CDs leverage the Pianomation system advantages to allow the end-user to experience the true audio recordings of major recording artists.  The Company in fiscal 2004 introduced a download service called “NetPiano.”   This subscription service allows the consumer to log into a specified internet site and download music to play on their Pianomation system.  The Company also sells the Playola System of portable piano automation. Unlike the Pianomation® System which requires installation by a trained technician, the Playola system consists of only two components which can be easily placed on and removed from a piano by a user.  Playola is also MIDI compatible.

Pianomation® Manufacturer

The components of the Pianomation® MIDI System and Playola system are manufactured for the Company by a number of different suppliers. With the exception of a number of small pieces, the Company has located more than one supplier for each component. It maintains an inventory of components which it believes would be sufficient to continue its business if the single source vendor of small pieces should cease to adequately supply ordered parts. The Company assembles some of the Pianomation® System and Playola components in its Pennsylvania facility. The Company also has installations centers in its Pennsylvania, Florida and Nevada locations, enabling music stores and dealers to send their pianos for factory installations of a Pianomation system.  In large part, the Pianomation® System is shipped in kit form for installation by a technician into an acoustic piano. The Company believes there to be ample sources and quantities of raw materials for the manufacture of all components.  As technology advances, the Company continues to develop and introduce new user-interface devices (“front ends”) that can be utilized to play the Pianomation system.   In Fiscal 2005 the Company debuted the Ancho, Petine and Q-Touch interfaces as the music industry’s annual trade show in January in Anaheim, CA.   Each front end has unique properties that leverage the advantages of current technology to enhance and benefit the Pianomation player system.   The introduction of new front ends, and discontinuation of older models also enables the Company to address conditions of supply of electronic components.

Pianomation® Distribution

The Company distributes the Pianomation® system as an option on its Story & Clark pianos, through approximately 500 independent piano retailers and independent piano technicians who install the system on virtually any piano initially sold by the retailer or as a retrofit on pianos owned by customers. The Company also distributes through OEM sales to piano manufacturers and other distributors who private label the system. Playola is distributed though the same network of independent piano retailers.

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

All Story & Clark pianos, including imported pianos, at the option of the dealer, are thoroughly serviced and prepared by factory piano technicians prior to sale. All Story & Clark pianos are pre-slotted to allow for easy later installation of the Pianomation® system.

The Company purchased the Gulbransen name and the Digital Hymnal in 2003.   As a requirement of that purchase, the company is obligated to supply audited statements of the product sold.  Currently the Company is involved in discussions as to the format of that audit.  The Gulbransen name is an established name in the piano industry. In September 2004 the Company introduced a new commercial line of pianos marketed under the Gulbransen brand name.  The Gulbransen brand of pianos is offered through different sales channels as well as several traditional dealer accounts.  The primary focus of the Gulbransen line is direct sales through the Internet as well as catalog sales.   The Gulbransen line increases exposure to QRS’s unique line of products from venue specific Grand Pianos to Nickelodeons and Violins.  QRS Music’s Pianomation® technology is  available on the Gulbransen line of pianos

Piano Manufacture

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

The name Story & Clark is used on pianos imported from various piano manufacturers located in the People’s Republic of China.  For Fiscal 2006 and Fiscal 2005 combined imported piano sales represented 39.90% and 38.41% of overall sales respectively.

Piano Distribution

The Company distributes its pianos and technology products through a network of approximately 240 independent piano stores around the country.  The Company also retails its pianos through its own showrooms in Las Vegas and Seneca, and during various special promotions and sales.

The Company may enter into an agreement with a financing company when the dealer (purchaser) desires to finance his purchases.  For the year ended June 30, 2006, approximately 24.08% of the Company sales were subject to these financing agreements. Under these agreements, the entire sale is financed. There were no material costs incurred by the Company due to repurchasing of repossessed merchandise for the year ended June 30, 2006.

PLAYER PIANO ROLLS

The Company is the only major manufacturer in the world of paper player piano rolls.  The Company has master recording data for over 5,000 music titles for player piano rolls and maintains an inventory of over 45,000 music rolls at its Buffalo facility. The Company contracts with copyright owners for nonexclusive rights to produce various musical selections and then with artists who actually perform the musical selection. The Company has master rolls representing the only player piano performance of Liberace and one of only a few of the performances of Scott Joplin, Fats Waller, George Gershwin and other famous pianists.  Celebrity performances are recorded on a specially equipped piano called a marking piano.  Each key on the marking piano is connected pneumatically to a metal stylus on unit sitting next to the piano.   There is a blank roll of piano roll paper that passes over a drum equipped with a piece of carbon paper.   As a key is depressed on the piano, the metal stylus descends against the piano roll paper, and a carbon mark is made on the underside of the paper.   As long as the key is depressed, the stylus stays down.   Once the key is released, the stylus raises. Once the performance is complete, the roll with the carbon marks is taken out, and the carbon lines are cut out with an exacto knife.   This becomes the pattern for the piano rolls that will be mass-produced.  Celebrity performances are recorded on the marking piano because it requires no knowledge of player piano roll arranging by the performer.  The artist is only required to sit at the piano and play as they normally would.  Upon completion of the performance there is a pattern of the exact performance that can then be reproduced in the form of a perforated piano roll.   When the completed roll is played on a customer’s piano, the original artist’s performance will be duplicated exactly.  For fiscal year ended June 30, 2006 and 2005 player piano roll and related items sales represented 1.90% and 3.38% of total overall sales respectively. Non-celebrity performances are done on a digital keyboard or computer.  All raw materials for the rolls are readily available from multiple sources. The Company also sells player piano accessories.

Roll Distribution.

Player piano rolls and player piano accessories are primarily sold though mail order catalog.  The Company maintains a prospect list of over 89,000 qualified buyers.  The Company also sells player piano rolls and accessories on its internet web site and through a few independent dealers.

MIDI CDS, FLOPPY DISKS and NETPIANO

The Company has an inventory of over 2,000 musical data files in MIDI format which it sells in CD, DVD and floppy disk format and as downloads on its internet web site. The CDs are primarily used for electronic player devices such as Pianomation®.  The web downloads are part of a new online service called NetPiano. Total music sales for Pianomation (including CD, floppy and downloadable format) for fiscal year ended June 30, 2006 and 2005 were 5.32% and 4.86% of total overall sales respectively.

COMPETITION

Pianomation® has two major competitors, Yamaha Music and PianoDisc.  During Fiscal 2006, one new company exhibited a player system at the Industry NAMM Show in January.   It is too soon to know the level of competition that company will exhibit. The Yamaha Disklavier system is only available as a factory installed option on Yamaha pianos. The PianoDisc system, and the new system introduced in January are retrofitable.  Principal competitive factors are reliability, features, system flexibility and ease of installation. The Company believes it competes well as a result of the reliability of its system, ease of installation, and its strong library of live recorded background music including vocals as well as piano signal on one CD.

The quality of the software offered for use on the Pianomation System continues to be one of the strongest selling points of the system.   The Sync Along Series of CDs, available exclusively in the QRS Library, is a deciding factor in many consumers choice of player systems.

Story & Clark competes with very large (Steinway Pianos, Samick Pianos, Young Chang Pianos, and Kawai Music) and several other offshore piano manufacturers and has a very small portion of the market. Principal competitive factors are distribution channels, trademark and value added features. While it is one of only a handful of domestic piano distributors and manufacturers, the Company competes by filling niche markets including player pianos and nickelodeons rather than competing in the mass distribution market for standard home-use and commercial-use pianos.

Currently no other company sells new player piano rolls.  Although several small companies do specialty recuts and small runs of unique rolls. Used player piano rolls are sold by numerous individuals.

PIANOMATION AND OTHER PIANO SALES

For Fiscal 2005 and Fiscal 2006, perforated paper roll players represented less than one percent of piano sales.  Total piano sales for fiscal year ended June 30, 2006 and 2005 represented 39.90% and 38.72% of total overall sales respectively.   Sales of technology related products for fiscal year ended June 30, 2006 and 2005 represented 50.81% and 50.72% of overall sales respectively. Approximately 52.21% of Story & Clark pianos sold were retrofitted with the Pianomation® system in fiscal year 2006 and approximately 61.7% in fiscal year 2005.

EMPLOYEES

The Company employs 60 full-time employees, one seasonal worker and one part-time worker.

RESEARCH AND DEVELOPMENT

The Company is involved in several research and development projects both in the area of Pianomation products and pianos.  The expenditures for fiscal year 2006 were $769,000 and for fiscal 2005 they were $684,000. All research and development expenses were borne directly by the Company. Other than new products discussed elsewhere herein, all other publicly announced new products are in the research and development stage. The Company is undertaking several large projects as it works to maintain its leading edge in technology for the music industry.   As these projects progress in their development cycle more funds are required to bring them to fruition.  Development for the Petine and Ancho user interfaces for the Pianomation player system were completed in fiscal 2006, and these interfaces were introduced and are now a part of the QRS product line of technology devices.

PATENTS TRADEMARKS AND LICENSES

The Company has 10 United States Trademark registrations: Registration No. 658,518 (QRS logo), Registration No. 2,190,286 (QRS), Registration No. 2,562,052 (Hobart M. Cable), Registration No. 2,490,762 (Story & Clark), Registration No. 2,227,035 (Pianomation), Registration No 744,841 (Gulbransen), Registration No. 830,313 (PNOBar), Registration No. 830,340 (PNOScan), Registration No 830,442 (PNO) and Registration No. 830,751 (PNOVision).

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

Item 2. Description of Property.

The Company owns a 24,000 square foot building in Buffalo, New York which is used for piano roll manufacture and warehouse, a 46,000 square foot building in Seneca, Pennsylvania which is used for specialty piano manufacturing, Pianomation® System assembly and warehouse facility, and a 17,000 square foot building in Seneca, Pennsylvania which is used for a warehouse. The Company leases from its Chairman and largest shareholder, 4,000 square feet of office and warehouse space in Naples, Florida.  The Naples location is the Company’s principal corporate office. The Company leases from its Chairman and largest shareholder approximately 8,000 square feet of showroom and warehouse space in Las Vegas, Nevada. The terms of the office space arrangements for Las Vegas and Naples are comparable to similar spaces available on the open market.  In Fiscal 2004, the Company utilized, without charge, warehouse space in New South Wales, Australia provided by Alltech International Holdings, Inc., an affiliate of the Company’s Chairman.   In Fiscal 2005, the Company’s Chairman was no longer an affiliate of Alltech International Holdings, Inc and the Company later moved it’s showroom and warehouse space to a location in Balmain, Australia which it leases from an independent third party.

The principle provisions of those leases are as follows:

Description and Location	Base Rent Per Month		Date of Lease	Expiration
Offices and Warehouse	$2,000		01/01/1993	12/31/2012
Naples, Florida
Showroom and Warehouse	$6,250		04/01/2000	Month-to-month
Las Vegas, Nevada
Showroom and Warehouse	$3,464	*	05/06/2006	05/05/2007
Balmain, Australia
Office and Warehouse	$3,906	*	12/15/2004	12/15/2006
Hong Kong

*converted to US $ from native currency as of 06/30/06.

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

PART II

Item 5. Market for Common Equity  Related Stockholder Matters  and Small Business Issuer Purchases of Equity Securities

On August 6, 2001 the Company’s common stock began quotation on the OTCBB under the symbol QRSM. Prior to that time, the Company’s common stock was quoted on the Electronic Pink Sheets. The high and low bids of the Company’s common stock for each quarter during fiscal years ended June 30, 2006 and 2004 are as follows:

Fiscal Year Ended June 30, 2006	High Bid Price	Low Bid Price
First Quarter	$2.20	$1.41
Second Quarter	1.78	1.45
Third Quarter	1.75	1.50
Fourth Quarter	1.61	1.25

Fiscal Year Ended June 30, 2005	High Bid Price	Low Bid Price
First Quarter	$2.50	$1.45
Second Quarter	2.25	1.40
Third Quarter	3.84	1.98
Fourth Quarter	2.20	1.60

Trading information is as reported by the National Association of Securities Dealers Composite feed or other qualified interdealer quotation medium and as compiled by Pink Sheets, LLC.  Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

The records of American Registrar and Transfer Co., the Company’s transfer agent, indicate that there are 124 registered owners of the Company’s common stock as of June 30, 2006.

The Company has not paid any dividends on common stock in the past five fiscal years.  The Company has no intention of paying dividends on common stock in the foreseeable future. The Company did not declare or pay preferred stock dividends in fiscal year 2006 or fiscal year 2005.  All shares of preferred stock are owned by the Company’s Chairman.

In February 2005, the Company issued 200,000 shares of its common stock at a cash purchase price of $1.00 per share to one individual  These shares were issued as a result of the individual exercising options he held. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

GENERAL.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements in this Form 10-KSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the effects of the changes in Homeland Security policies, specifically relating to the effects on international and domestic transportation of goods, the state of the economy, the financial condition of major OEM’s , competition, seasonality, success of operating initiatives, new product development and introduction schedules, acceptance of new product offerings, advertising and promotional efforts, adverse publicity,; changes in business strategy or development plans, availability and terms of capital, labor and employee benefit costs, changes in government regulations, uncertainty regarding economic recovery of the United States and international economies in general and consumer spending in particular, and other factors particular to the Company.

The Company is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and music for electronic player systems (in a variety of forms) and music rolls for use in player pianos. The Company has three wholly owned subsidiaries, one in Hong Kong one in Australia, and the third was formed in the US for purposes of the Gulbransen asset acquistion. The third subsidiary was merged into the Company during fiscal 2006. All statements made encompass the main company and the two subsidiaries.   The Company sells its products to dealers and end-users, predominately in the United States and has offices in New York, Pennsylvania, Florida and Nevada recently started leasing space in Balmain, Australia and Hong Kong.

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

REVENUE RECOGNITION

Sales of products are generally recognized by the Company upon shipment to its customers.  Stated terms of each sale are generally FOB shipping point and title for the products transfers to the customer upon shipment.  The Company may, at times, arrange financing of customers’ purchases through commercial financing companies.  These arrangements generally require the Company to repurchase pianos financed and repossessed by the commercial financing companies.  The purchase price is typically the total unpaid balance owed to the finance companies plus reasonable expenses.  Shipping and handling costs are included in selling expenses net of amounts invoiced to the customer per the order. The Company’s products generally carry a warranty. These costs are accrued at the point of shipment and, at June 30, 2006, the Company had a reserve for returns of $71,000.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

No single customer of the Company has represented greater than 10% of revenues or accounts receivable in fiscal 2006 or fiscal 2005.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers but collectibility is enhanced through the use of credit card payments. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. The Company’s experience with the bankruptcy of Baldwin Piano has lead it to re-address terms it offers to larger customers and OEM accounts.  As of June 30, 2006 and 2005 the Company maintained an allowance for doubtful accounts of approximately $475,000 and $214,000, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.  On a regular basis the Company reviews its inventories for slow-moving and obsolete items and adjusts the value of such inventory to its estimated net realizable value.  For both fiscal year ending June 30, 2006 and 2005, the Company reflected a reserve for slow-moving and obsolete inventory of approximately $770,000.

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

LONG-LIVED ASSETS, INTANGIBLE ASSETS AND GOODWILL

The Company adopted SFAS No. 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.  Under these standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer subject to amortization.  Rather, it is subject to periodic impairment tests based on its fair value.  Goodwill represents the excess cost over the fair value of tangible net assets of the Company and is recorded on the consolidated balance sheet in other assets.  The Company reviews the carrying value of the goodwill annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired.  If this review indicates that goodwill is not recoverable, the Company’s carrying value of the goodwill is reduced by the estimated shortfall.  As of June 30, 2006, no impairment has been recorded.

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

FISCAL 2006 COMPARED TO FISCAL 2005.

SALES

Total sales decreased 10.7% from $20.25 million in fiscal 2005 to $18.10 million in fiscal 2006.  The Company experienced a delay in the release of a new controller for the Pianomation system, which affected sales of both technology and pianos in the first and second quarters.  Once it was released, it was well received by the marketplace, but during the third and fourth quarters, the overall domestic piano market substantially softened .  The decline appears to be related to a hesitant buying public.   As a result of the lower than average retail sales of pianos, dealers in turn decreased both their inventory levels and speed of reordering.

COSTS AND EXPENSES

Total cost of sales decreased 13.1% from $14.06 million in fiscal 2005 to $12.22 million in fiscal 2006.  As a percentage of sales, cost of sales decreased two percentage points from 69.5% in fiscal 2005 to 67.6% in fiscal 2006.  While lower sales accounted for a lower total cost of sales, the Company has experienced decreases in its cost of sales during Fiscal 2006.   These decreases are a result of efforts by the Company to reduce component costs.

Selling, general and administrative expenses increased 23.8% from $3.79 million in fiscal 2005 to $4.70 million in fiscal 2006.  The increase is a result of an increase in marketing and promotional expenses, an increase in delivery expenses, an increase in Board of Director expenses, since the Board was expanded to six members, offset by a decrease in commissions and related sales expenses, as a result of lower sales.  Further in fiscal 2005 there was a reversal of a previous charge associated with the Baldwin preference action.  During Fiscal 2003, Baldwin Piano and Organ, a large OEM account of the Company’s, declared bankruptcy and as a result the Company was party to a preference action brought by the estate of Baldwin Piano and Organ.   The Company recognized the entire expense as bad debt during fiscal 2003.   During fiscal 2005 the suit was settled for a lesser amount, and the Company reversed the difference to its current bad debt expense.   This reduction in selling, general and administrative expenses was reflected in the third quarter financials for fiscal 2005

Research and development expenses increased 12.4% from $684,000 in fiscal 2005 to $769,000 in fiscal 2006 due to the varying development times of products in development.  The Company is undertaking several large projects as it works to maintain its leading edge in technology for the music industry.   As these projects progress in their development cycle more funds are required to bring them to fruition.  Development for the Petine and Ancho user interfaces for the Pianomation player system were completed in fiscal 2006, and these interfaces were introduced and are now a part of the QRS product line of technology devices.  Several other products are nearing completion and the Company plans to introduce them during fiscal 2007.   There are also several products that are currently in the exploratory phase of development and no determination has been made as to if and when they will be completed and brought to the marketplace.

INTEREST EXPENSE.

Interest expense increased 47.6% from $33,000 in fiscal 2005 to $48,000 in fiscal 2006.  The increase is due to the additional borrowing undertaken in fiscal 2005 and 2006.  The additional borrowing in 2005 was used to finance the acquisition of inventory for the Gulbransen piano line.  The additional borrowing in 2006 was used to finance the acquisition of technology and copyrights.

PROVISION FOR INCOME TAXES.

The Company’s effective tax rate for fiscal 2006 and fiscal 2005 were 54.4% and 34.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of the Company’s cash are net cash flows from operating activities and short-term vendor financing.  Currently, the Company does not have available any established lines of credit with banking facilities.

The Company’s cash amounted to $57,000 and $603,000 at June 30, 2006 and 2005, respectively.  Fiscal 2006 earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased $1.22 million to $639,000 from $1.86 million in fiscal 2005. The Company’s cash and cash equivalent decreased for year ended June, 30, 2006 as compared to the year ended June 30, 2005 as a result of the increase in inventory, and the increase in both research and development and administrative expenses, and the increased accounts receivable.   The accounts receivable for fiscal year ended June 30, 2006 were higher  than fiscal year ended June 30, 2005, due to the timing of some sales, and the overall increase in customers experiencing poor cash flow.   During fiscal 2006 the Company experienced a lower EBITDA largely due to a decrease in sales and an increase in research and development spending and funding of the Company’s profit sharing plan.

The Company had a note payable to a lending institution due May 2002 which required a balloon payment of approximately $919,000 payable at that time (see Note 5 to the Financial Statements).  The Company retired that loan in fiscal 2006.

The Company entered into a demand note payable with its majority shareholder for $500,000 bearing an interest rate of 6% per annum.  The Company has since made a partial payment against the note of $250,000.

The Company entered into a note payable with an individual in exchange for the purchase of intellectual property (technology and copyrights).   That note is payable in quarterly payments of $28,571 plus accrued interest at 3.8% per quarter, due in full by January 1, 2014 and secured by assets of the Company equal to the remaining balance of the loan.

The Company is considering some short term financing to meet some short-term obligations.  As the Company disclosed in its Form 8K filed on February 14, 2006 it is currently investigating an acquisition of National Educational Music  Company (NEMC).  Should that acquisition occur, the Company anticipates that it would be, at least in part, financed through debt.  At this time the Company has not identified the source or possible terms of that debt.  There are no other major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations.  Except as stated above, the Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Future contractual obligations of the Company are as follows:

PAYMENTS DUE BY PERIOD

Contractual		Next 12		After
Obligations	Total	Months	1-3 Years	4 Years
Long Term Debt	$764,089	$86,472	$279,936	$397,681
Operating Leases	$169,543	$85,543	$72,000	$12,000

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment (SFAS No, 123R),” effective for fiscal years beginning after June 15, 2005.  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company adopted SFAS No. 123R, effective July 1, 2005.  To date, the Company has not granted any equity instruments for employee services.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3.  SFAS No. 154 changes the accounting and reporting requirements for a change in accounting principle that is either a voluntary change or as required by a newly issued accounting pronouncement which does not include an explicit transition requirement.  In accordance with SFAS No. 154, a change in accounting principle should be reported through retrospective application to all prior periods.  SFAS No. 154 also re-defines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  A correction of an error to previously issued financial statements should be reported as a prior period adjustment by restating the prior periods’ financial statements.  SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable and for reporting a change when retrospective application is impracticable, SFAS No. 154 further clarifies the reporting requirement for change in depreciation, amortization, or depletion method for long-lived assets, which should be accounted for as a change in accounting estimate in the period of change and/or future periods.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.   FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.   The Company has not yet determined the impact, if any, that may result from the adoption of FIN No. 48.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.  The difference in approaches for quantifying the amount of misstatements primarily results from the effects of misstatements that were not corrected at the end of the prior year (prior year misstatements).  SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualtitative factors.  When the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings.   The requirements are effective for reporting periods ending after November 15, 2006.  The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 7. Financial Statements.

QRS Music Technologies Inc.

Table of Contents

June 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors of
QRS Music Technologies Inc.

We have audited the accompanying consolidated balance sheets of QRS Music Technologies Inc. as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QRS Music Technologies Inc. as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
August 18, 2006

QRS Music Technologies Inc.

Consolidated Balance Sheets

June 30, 2006 and 2005

	2006	2005
Assets

Current assets
Cash	$56,466	$603,004
Accounts receivable (net of allowance of $475,000 and $214,400 as of June 30, 2006 and 2005, respectively)	1,538,860	906,909
Inventories	8,272,748	7,911,851
Income taxes refundable	0	233,000
Deferred income taxes	929,000	620,000
Prepaid expenses and other current assets	109,668	181,570
	10906,742	10,456,334

Property, plant and equipment	1,206,569	1,202,904

Goodwill	60,000	60,000

Other intangible assets	844,893	34,933

Other assets	27,549	28,896

	$13,045,753	$11,783,067

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$86,472	$108,834
Accounts payable (including $123,296 and $30,737 due to related parties as of June 30, 2006 and 2005, respectively)	1,672,298	1,462,267
Accrued expenses	548,753	536,066
Note payable due stockholder	250,000	250,000
Income taxes payable	17,000	0

	2,574,523	2,357,167

Long-term debt	677,617	0

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding in 2006 and 2005, liquidation value of $2,428,562, and $2,300,180, respectively, as of June 30, 2006 and 2005	5,349	5,349
Class A common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,658,956 and 9,458,956 shares issued and outstanding in 2006 and 2005, respectively	96,590	94,590
Additional paid-in capital	5,358,075	5,160,075
Retained earnings	4,333,599	4,165,886
	9,777,613	9,425,900
	$13,045,753	$11,783,067

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Income

Years Ended June 30, 2006 and 2005

	2006	2005
Net sales	$18,084,539	$20,247,169

Cost of sales (including $49,500 to related parties in each of 2006 and 2005)	12,223,527	14,064,682

Gross profit	5,861,012	6,182,487

Operating expenses
Selling, general and administrative (including $49,500 and $77,384 to related parties in 2006 and 2005, respectively)	4,691,953	3,790,904
Research and development	768,786	684,217
	5,460,739	4,475,121

Income from operations	400,273	1,707,366

Other (income) expense

Interest income	(16,003)	0

Interest expense (including $15,000 and $20,548 to related parties in 2006 and 2005, respectively)	48,063	32,552

	32,060	32,552

Income before income taxes	368,213	1,674,814

Income tax expense (benefit)
Federal	427,000	503,000
State	82,500	74,000
Deferred	(309,000)	0
	200,500	577,000
Net income	167,713	1,097,814

Less current year preferred stock dividends in arrears	(128,382)	(128,382)

Income available to common stockholders	$39,331	$969,432

Net income per common share
Basic	$.00	$0.10
Assuming dilution	$.00	$0.10

Shares used in computing per share amounts
Basic, weighted average	9,532,381	9,458,956
Assuming dilution, weighted average	9,584,277	9,570,956

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2006 and 2005

	Series A Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, June 30, 2005	534,925	$5,349	9,458,956	$94,590	$5,160.075	$3,068,072	$8,328,086

Net income						1,097,814	1,097,814

Balance, June 30, 2006	534,925	5,349	9,458,956	94,590	5,160,075	4,165,886	9,425,900

Net income						167,713	167,713

Issuance of common stock			200,000	2,000	198,000		200,000

Balance, June 30, 2006	534,925	$5,349	9,658,956	$96,590	$5,358,075	$4,333,599	$9,793,613

See accompanying notes

QRS Music Technologies Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2006 and 2005

	2006	2005

Operating activities
Net income	$167,713	$1,097,814
Depreciation and amortization	238,696	148,554
Loss on disposition of assets	3,828	29,760
Provision for bad debts	299,458	(308,499)
Deferred tax (benefit)	(309,000)	0
Changes in
Accounts receivable	(931,409)	(272,102)
Inventories	(360,897)	(2,259,268)
Incomes taxes refundable	233,000	(154,000)
Prepaid expenses and other current assets	71,902	(92,704)
Other assets	(53,623)	(14,049)
Accounts payable	210,031	945,644
Accrued expenses	12,688	122,073
Income taxes payable	17,000	0
Net cash used in operating activities	(400,613)	(756,777)

Investing activities
Acquisitions of property and equipment	(145,776)	(330,972)
Repayments of advances due from stockholder	0	18,000
Net cash used in investing activities	(145,776)	(312,972)

Financing activities
Repayments of long-term debt	(200,149)	(179,818)
Proceeds from note payable – stockholder	0	500,000
Repayments on note payable – stockholder		(250,000)
Proceeds from exercise of stock options	200,000	0
Net cash provided by (used in) financing activities	(149)	70,182

Decrease in cash	(546,538)	(999,567)

Cash
Beginning of year	603,004	1,602,571

End of year	$56,466	$603,004

Supplemental disclosures of cash flow information
Interest paid	$40,804	$32,552
Income taxes paid	$259,500	$731,000

Supplemental schedule of noncash investing and financing activities

During the year ended June 30, 2006, the Company acquired software and intellectual assets from an unrelated party for $855,403 evidenced by a promissory note.

See accompanying notes

QRS Music Technologies Inc.

Notes to the Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

Note 1              Nature of Operations and Significant Accounting Policies

Nature of Operations—QRS Music Technologies, Inc. (the “Company”) is a manufacturer and distributor of pianos, pianomation units, compact discs, and music rolls for use in player pianos.  The Company sells its products to dealers and end-users, predominantly in the United States.

Church Services, Inc., a wholly owned subsidiary, was established during the year ended June 30, 2003 to acquire certain assets of Gulbransen, Inc.   During fiscal year 2006 that subsidiary was merged into the Company.

The Company has divisions in Buffalo, NY; Seneca, PA; Naples, FL; and Las Vegas, NV, and operates a sales office in Sydney, Australia, and a procurement office in Hong Kong.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, QRS Music Technologies, Australia and QRS Music Technologies HK Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash—At June 30, 2006 and 2005, the Company had deposits at three and four commercial banks, respectively.  Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  Deposits may from time to time exceed federally insured limits.

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

Goodwill and Other Intangible Assets—The Company adopted SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.  Under these standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer subject to amortization.  Rather, it is subject to periodic impairment tests based on its fair value.  Goodwill represents the excess cost over the fair value of tangible net assets of the Company and is recorded on the consolidated balance sheet in other assets.  The Company reviews the carrying value of the goodwill annually and at other times when facts or circumstances indicate that the recorded amount of goodwill may be impaired.  If this review indicates that goodwill is not recoverable, the Company’s carrying value of the goodwill is reduced by the estimated increases in impairment.  As of June 30, 2006 and 2005, respectively, the Company has $60,000 of goodwill on the consolidated balance sheets and no impairment has been recorded.  Other intangible assets consist of trademarks, patent and copyright, which are amortized over their estimated useful lives.

Advertising—The Company expenses advertising as the costs are incurred.  Advertising expense was approximately $110,000 and $119,000 for the years ended June 30, 2006 and 2005, respectively.

Research and Development—The Company expenses research and development as the costs are incurred.

Deferred Income Taxes—Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax basis of assets and liabilities (Note 9).

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

The computation of basic and diluted EPS was as follows:

	2006	2005
Net income	$167,713	$1,097,814
Preferred stock dividends	(128,382)	(128,382)
Income available to common stockholders	$39,331	$969,432

Denominator
Basic weighted average shares outstanding	9,532,381	9,458,956
Weighted average shares outstanding for options	51,896	112,000
Diluted weighted average shares outstanding	9,584,277	9,570,956

Basic net income per share	$0.00	$0.10
Diluted net income per share	$0.00	$0.10

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

Recent Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment (SFAS No, 123R),” effective for fiscal years beginning after June 15, 2005.  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company adopted SFAS No. 123R, effective July 1, 2005.  To date, the Company has not granted any equity instruments for employee services.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3.  SFAS No. 154 changes the accounting and reporting requirements for a change in accounting principle that is either a voluntary change or as required by a newly issued accounting pronouncement which does not include an explicit transition requirement.  In accordance with SFAS No. 154, a change in accounting principle should be reported through retrospective application to all prior periods.  SFAS No. 154 also re-defines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  A correction of an error to previously issued financial statements should be reported as a prior period adjustment by restating the prior periods’ financial statements.  SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 further clarifies the reporting requirement for a change in depreciation, amortization, or depletion method for long-lived assets, which should be accounted for as a change in accounting estimate in the period of change and/or future periods.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.   FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.   The Company has not yet determined the impact, if any, that may result from the adoption of FIN No. 48.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.  The difference in approaches for quantifying the amount of misstatements primarily results from the effects of misstatements that were not corrected at the end of the prior year (prior year misstatements).  SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualtitative factors.  When the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings.   The requirements are effective for reporting periods ending after November 15, 2006.  The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2              Inventories

Inventories at June 30, 2006 and 2005 consist of:

	2006	2005
Raw materials	$5,138,868	$5,746,815
Finished goods	3,904,261	2,936,315
	9,043,129	8,683,130
Valuation reserve	(770,381)	(771,279)
	$8,272,748	$7,911,851

Note 3              Property, Plant and Equipment

Property, plant and equipment at June 30, 2006 and 2005 consist of:

	2006	2005	Lives

Land and buildings	$878,303	$878,303	10-39 years
Leasehold improvements	660,450	613,316	10-20 years
Machinery and equipment	410,795	394,402	5-7 years
Office equipment	595,364	539,762	5-7 years
Vehicles	52,261	52,261	5 years
	2,597,173	2,478,044
Accumulated depreciation and amortization	(1,390,604)	(1,275,140)

Net book value	$1,206,569	$1,202,904

Depreciation and amortization expense amounted to $138,283 and $148,554 for the years ended June 30, 2006 and 2005, respectively.

Note 4              Other Intangible Assets

Other intangible assets at June 30, 2006 and 2005 consist of amortized identifiable intangible assets with finite lives as follows:

	2006	2005	Lives

Intellectual assets and technology	$855,403	$0	15 years
Trademarks	64,903	34,933	10 years
Patent	25,000	0	6 years
	945,306	34,933
Accumulated amortization	(100,413)	0
	$844,893	$34,933

Total amortization expense for the finite-lived intangible assets was $100,413 and $0, respectively, for the years ended June 30, 2006 and 2005.

The annual amortization expense expected for future years is expected to be:

2007	$100,493
2008	91,805
2009	85,756
2010	80,257
2011	75,239
Thereafter	411,343
$844,893

Note 5              Long-Term Debt

Long-term debt at June 30, 2006 and 2005 consists of:

	2006	2005
Note payable - lending institution - payable in monthly installments of $13,751 plus accrued interest at the prime rate (paid in full during fiscal 2006)		$(108,834)

Note payable –payable in quarterly installments of $28,571 including interest at 3.80% per quarter, due January 1, 2014, secured by assets of the Company equal to the outstanding balance of the loan	$764,089	$0

Current portion	(86,472)	(108,834)

	$677,617	$0

Maturities of long term debt are:

2007	$86,472
2008	89,806
2009	93,267
2010	96,862
2011	100,596
Thereafter	297,086
$764,089

Note 6              Related-Party Transactions

During the year ended June 30, 2005 the Company was advanced $500,000 from its major stockholder.   Such advance was evidenced by an unsecured demand note bearing interest at 6% per annum.   During the year ended June 30, 2005 a payment of $250,000 was made, leaving a balance due of $250,000.   Interest in the amount of $15,000 and $20,548 was incurred for the year ended June 30, 2006 and 2005, respectively.

The Company leases property from its major stockholder under a 20-year operating lease which expires December 2012.  Annual lease payments are $24,000.  On April 1, 2000, the Company entered into an additional rental agreement with the same stockholder.  The lease is on a month-to-month basis for $6,250 per month.  Rent expense incurred related to these agreements amounted to $99,000 for each of the years ended June 30, 2006 and 2005.

Beginning in 2004, in New South Wales, Australia, the Company began utilizing space in a building owned by Alltech International Holdings, Inc.   At the time the Company’s chairman and majority stockholder was also chairman and majority stockholder of Alltech International Holdings, Inc.   At the time one of the Company’s directors was also an officer of Alltech International Holdings, Inc.   The Company used the space to inventory pianos and pianomation units that will be sold in the Australian market.   Alltech International Holdings, Inc. also provided some managerial and accounting services for transactions in Australia in exchange for a commission on the product sold.  Alltech International Holdings, Inc was sold during fiscal 2005 and currently has no common officers, directors or related parties to the Company.   During the fourth quarter of 2005, the Company vacated the space it was previously utilizing, and no longer utilizes any managerial or accounting services from Alltech International Holdings, Inc.  Expenses relating to this arrangement amounted to $27,884 in 2005.

Note 7              Stockholders’ Equity

Each share of the Series A Preferred Stock is convertible into one share of common stock.  Cumulative dividends (when declared) on the Series A Preferred Stock will be paid at a rate of 6 percent per annum of the original liquidation value on June 30 and December 31.  The preferred liquidation amount is $4 per share.  The holders of the preferred shares are entitled to one vote per share with respect to all matters submitted to a vote of the Company’s stockholders.  Dividends in arrears on the Series A Preferred Stock amounted to $288,862 and $160,480 at June 30, 2006 and 2005, respectively.

During the year ended June 30, 2002, in exchange for consulting services, the Company granted an option to purchase 200,000 shares of stock at $1 per share exercisable until February 15, 2007.  These options were fully exercised in fiscal 2006.

Note 8              Employee Benefit Plan

The Company maintains a profit sharing plan for the benefit of all employees that meet certain eligibility requirements.   Company contributions are discretionary and amounted to $246,190 and $215,570 for the years ending June 30, 2006 and 2005, respectively.

Note 9              Income Taxes

The components of the net deferred tax assets and liabilities as of June 30, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets (liabilities)
Allowance for doubtful accounts	$310,000	$164,000
Variation in inventories between tax and financial reporting purposes	362,000	356,000
Other accruals	257,000	100,000

Net deferred tax asset	$929,000	$620,000

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

	2006	2005

Computed income tax expense at federal statutory rate	$125,000	$569,000
Income tax expense at state rates (net of federal income tax effect)	55,000	49,000
Other	20,500	(41,000)
	$200,500	$577,000

Note 10            Commitments and Contingencies

The Company is contingently liable under its third party financing agreements, arranged for its customers, in the amounts of $2,385,000 and $2,224,000 at June 30, 2006 and 2005, respectively.  The total pianos repurchased by the Company under these commitments amounted to $0 and $58,935 for the years ended June 30, 2006 and 2005, respectively.  A reserve for returns of $71,000 and $91,000 at June 30, 2006 and 2005, respectively, is included in accrued expenses in the accompanying balance sheets.

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

The Company has entered into various royalty and licensing agreements with third parties.  Royalty and licensing expense for the years ended June 30, 2006 and 2005, respectively, amounted to approximately $150,000 and $413,000.

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

The Company has entered into a two year lease for office and warehouse space in Hong Kong, a two year lease for showroom and warehouse space in Balmain, Australia and a month to lease month lease for warehouse space in Las Vegas, Nevada.     All leases have the option to renew at the end of the commitment period.  Total rent expense and related costs for all operating leases was $213,000 and $214,000 (including $99,000 each year with related parties — Note 6) for the years ended June 30, 2006 and 2005, respectively.

Total minimum lease payments under these operating leases are as follows:

	Related Parties	Non-related Parties	Total
2007	$24,000	$62,000	$86,000
2008	24,000		24,000
2009	24,000		24,000
2010	24,000		24,000
2011	12,000		12,000
Total	$108,000	$62,000	$170,000

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

In addition to internal improvements, the company took steps to increase the size and makeup of their Board of Directors.   Such changes took effect in fiscal 2006.  The Company added three new independent board members, two of whom serve on the Audit Committee.

During the year end audit process for fiscal year 2006, the Company’s independent auditors noted a reportable condition involving our internal controls and operations, primarily relating to the year end close procedure.

The Company has addressed this issue and is committed to improving their year end close procedure.  They are in the process of reorganizing the responsibilities in the accounting department to ensure timely recording of all entries.

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

		Serving as
		Director of	Position Held With
Name	Age	Company Since	the Company

Richard A. Dolan	70	1990	Director, Chairman

Ann A. Jones	41	1996	Secretary, Treasurer, Chief Financial Officer, Director

Geoffry Matlin	55	1998	Director

Thomas A. Dolan	47		President, Chief Executive Officer

Richard Kurtz	62	2006	Director

Thomas O’Grady	50	2006	Director

Frank Seta	50	2006	Director

BIOGRAPHICAL INFORMATION.

Richard A. Dolan

For more than the past seven years, Mr. Dolan has been majority shareholder, and a director of Company. He also served as President and Chief Executive officer through June, 2002.  He was the founder of and had been the principal owner and Chairman of Alltech International Holdings since 1971, prior to selling in 2005.  Prior to 1971 he was Research Director of Simoniz in Europe. Mr. Dolan has a Bachelor of Science in chemistry from DePaul University, a Master of Science degree in chemistry from Roosevelt University.

Ann A. Jones

Ms. Jones has been Secretary, Treasurer, Chief Financial Officer and Director of Company since 1996. From June 1988 to June 1996 Ms. Jones has served in various capacities with Company including customer service and manager..

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

Thomas A. Dolan

Thomas A. Dolan, son of Chairman Richard A. Dolan, has been the President and Chief Executive Officer of the the Company since July 2002.   Employed by the Company since 1994, Mr. Dolan has served in various capacities including regional and national sales and manager of research and development.   Mr. Dolan has a bachelor’s degree in Industrial Administration and Economics from Iowa State University, and a bachelors degree in Electrical Engineering from the University of Arizona  He has worked for Motorola, Inc. in its component products division and Johnson Controls as a Sales Engineer.

Richard Kurtz

From 1987 to 2004, Mr, Richard R. Kurtz served as Director, President and Chief Operating Officer of Alltech International Holdings, Inc.  From the acquisition of Alltech International Holdings by W.R. Grace & Co to his retirement in January 2005, Mr. Kurtz served as Chief Operating Office of the Alltech Division of the Seperations-Life Sciences Unit of W.R. Grace & Co.  He served in the United States Air Force, where he also completed two medical technology technical schools.   Mr.  Kurtz attended Lycoming College, Temple University and the Pennsylvania State University before joining Applied Science Laboratories in 1968.  Mr. Kurtz was the Operations and Plant Manager of that firm at the time it was acquired by Alltech Associates, Inc in 1982.

Thomas O’Grady

Since June 2003, Mr. Thomas O’Grady has been Executive Vice President of Commercial Banking at the Mt. Prospect National Bank in Mount Prospect, IL.   Prior to June 2003, Mr. O’Grady was a First Vice President, Division Head at Bank One, NA.  He has in total 26 years of commercial banking experience.   Mr. O’Grady has a Bachelor of Science degree in

business administration with an emphasis in economics from St. John’s University.   Mr. O’Grady serves on the Company’s Audit Committee.

Frank Seta

Mr. Frank Seta is currently President of Seta Music in Cincinnati, Ohio.   Prior to opening his store, he was the Chief Marketing Officer for the Gibson Musical Instrument Company and was employed for over 20 years with the Baldwin Piano Company in various senior management positions, including Vice President of Acoustic and Digital Pianos prior to his resignation in May, 2001.   Mr. Seta has also served on numerous industry committees.   Mr. Seta serves on the Company’s Audit Committee.

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

The Company has not yet adopted a code of ethics. It is in the process of drafting an appropriate code of ethics. The Company expects to adopt a code of ethics within  in fiscal 2007.

Currently the Company maintains an audit committee that is comprised of its two independent board members, Frank Seta and Thomas O’Grady, and Geoff Matlin.    Mr. Matlin is considered a financial expert by virtue of both his education and experience.

Item 10. Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended June 30, 2004, 2005 and 2006 of those persons who were, at June 30, 2006, the Chief Executive Officer of the Company and other highly compensated executive officers and employees of Company.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
					Awards		Payouts
Name and					Securities		Underlying	All
Principal		Annual Compensation			Resricted	Options /	LTIP	Other
Position	Yr	Salary	Bonus	Other	Stock Awards	SARs	Payouts	Compensation
		$	$	$	$	#	$	$
Richard Dolan, Chairman	2004	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—
Ann Jones, CFO	2004	87,000	69,000	—	—	—	—	—
	2005	87,000	69,000	—	—	—	—	—
	2006	87,000	42,500	—	—	—	—	—
Thomas Dolan, President, CEO	2004	85,000	85,000	—	—	—	—	—
	2005	87,000	85,000	—	—	—	—	—
	2006	85,000	42,500	—	—	—	—	—

The Company compensates outside directors for attendance at board meetings. Such director compensation is currently $2,000 per meeting.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS.

The following table sets forth as of June 30, 2006, the number of Company’s voting securities beneficially owned by persons who own five percent or more of Company’s voting stock, by each director, and by all officers and directors as a group.  The table presented below includes shares issued and outstanding, and warrants to purchase shares and options exercisable within 60 days.

Title and Class	Name and Address Of Beneficial Owner	Type of Ownership	Number of Shares Owned		Percent of Class
Common Stock $.01 par value	Richard Dolan 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	5,819,274	*	58%
Common Stock $.01 par value	Ann Jones 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	200,063	**	2%
Common Stock $.01 par value	Geoffry Matlin 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	24,250	**	***
Common Stock $.01 par value	Thomas Dolan 2011 Seward Ave. Naples, FL 34109	Record and Beneficial	359,227	****	4%
Common Stock $.01 par value	All Officers and Directors As a Group	Record and Beneficial (4 persons)	6,411,814		62%

*Includes 442,190 shares owned by family members of which Mr. Richard Dolan disclaims ownership.   It also includes 534,925 shares of Series A preferred stock which is convertible into shares of common stock.

** The directors and officers have sole voting and investment power as the shares beneficially owned by them.

*** Less than one percent.

****  Includes 143,900 shares owned by family members of Mr. Thomas Dolan .

Item 12. Certain Relationships and Related Transactions.

The Company leases from Richard A. Dolan 4,000 square feet of warehouse and office space located in Naples, Florida.  Richard A. Dolan is the Company’s, controlling shareholder and a Member of Company’s Board of Directors.  The lease was executed January 1, 1993 and has a term of 20 years.  Rental is $24,000 per year.

The Company also leases from Mr. Dolan 6,000 square feet of showroom space in Las Vegas, Nevada.  That lease is month-to-month with rental payments of $75,000 per year.

The Company has no and is not currently considering adopting any policy regarding transactions with affiliates.

In fiscal 2005 in New South Wales, Australia, the Company utilized spaces in a building owned by Alltech International Holdings, Inc.   The Company’s chairman and majority shareholder was also chairman and majority shareholder of Alltech International Holdings.   One of the Company’s directors, Geoff Matlin was also an officer of Alltech International Holdings. During fiscal 2006 the Alltech International Holdings, Inc. was sold to a non-affilitated party, and the Company moved its offices from the Alltech International Holdings, Inc. building.

On September 15, 2004, the Company borrowed $500,000 from Richard Dolan the  Company’s  Chairman and majority shareholder. The Company issued to Mr. Dolan a demand note which bears interest at  6% per annum (accrued quarterly).  On April 15, 2005 the Company repaid principal of $250,000.  As of June 30, 2006 there was no accrued interest due Mr. Dolan for this note.

Item 13. Exhibits.

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

Item 14. Principal Accountant Fees and Services

The Board of Directors, upon recommendation of the Audit Committee, appointed the firm of Altschuler, Melvoin & Glasser LLP (“AM&G”) certified public accountants for fiscal 2006.

AM&G  has  a  continuing  relationship  with  RSM McGladrey, Inc. (RSM) and had a relationship with American Express Tax and Business Services,  Inc.  (TBS)    The Firm leases auditing staff who are full time, permanent employees of RSM or were employees of TBS and through which its partners provide non-audit services.  As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm.  The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit fees

Audit fees relate to audit work performed on the financial statements as well as work that generally only the indepenedent auditor can reasonably be expected to provide including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10QSB.  Fees billed for professional  audit  services  rendered amounted to approximately $85,500 and $73,000 for the fiscal years ended June 30, 2006 and 2005, respectively.

* Incorporated by reference from Company’s Form 10SB Amendment 3 dated May 21, 2001.

Audit related fees

None

Tax Fees

Tax  compliance services were provided by RSM for which fees amounted to approximately $16,000 for the fiscal year ended June 30, 2006.  Tax compliance services were provided by TBS for which fees amounted to $15,000 for the fiscal year ended  June 30, 2005.

All other fees

During  the  year  ended  June  30,  2006,  AM&G  and  performed management consulting services for which fees amounted to approximately $13,590 .  These management consulting services were primarily related to the contemplated acquisition of NEMC.   For the year ended June 30, 2005 AM& G and  did not perform any management consulting services for the Company.

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

Date: 10/13/06

/s/ Ann A. Jones

Ann A. Jones, Chief Financial Officer