Form 10QSB
period 2006-09-30
QRS MUSIC TECHNOLOGIES INC
filed 2006-11-14
CIK 1126535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

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

QRS MUSIC TECHNOLOGIES, INC.
TABLE OF CONTENTS
Form 10-QSB
For the Quarter Ended September 30, 2006

QRS Music Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets

Current assets
Cash	$226,082	$56,466
Accounts receivable (net of allowance for doubtful accounts of $443,000, and $475,000 respectively)	962,647	1,538,860
Inventories	7,919,065	8,272,748
Income taxes refundable	166,000	0
Deferred income taxes	929,000	929,000
Prepaid expenses and other current assets	77,217	109,668
	10,280,011	10,906,742

Property, plant and equipment	1,206,936	1,206,569

Goodwill	60,000	60,000

Other intangible assets	741,051	844,893

Other assets	118,342	27,549

	$12,406,340	$13,045,753
Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$65,779	$86,472
Accounts payable (including $137,338 and $123,296 due to related parties)	1,462,327	1,672,298
Accrued expenses	473,009	548,753
Note payable to stockholder	250,000	250,000
Income taxes payable	0	17,000

	2,251,115	2,574,523

Long-term debt	655,483	677,617

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,460,658 and $2,428,562, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,658,956 shares issued and outstanding.	96,590	96,590
Additional paid-in capital	5,358,075	5,358,075
Retained earnings	4,039,728	4,333,599
	9,499,742	9,793,613

	$12,406,340	$13,045,753

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Operations

Three Months Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Net sales	$3,284,727	$3,959,246

Cost of sales	2,716,155	2,829,615

Gross profit	568,572	1,129,631

Operating expenses
Selling, general and administrative	964,358	923,451
Research and development	58,248	279,920
	1,022,606	1,203,371

Loss from operations	(454,034)	(73,740)

Interest expense	10,837	5,344

Loss before income taxes	(464,871)	(79,084)
Income tax expense (benefit)
Federal	(146,000)	(41,000)
State	(25,000)	0
	(171,000)	(41,000)
Net loss	(293,871)	(38,084)

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Loss available to common stockholders	$(325,967)	$(70,180)

Loss per common share
Basic	$(.03)	$(.01)
Assuming dilution	$(.03)	$(.01)

Weighted average number of common shares outstanding

Basic	9,658,956	9,458,956

Assuming dilution	9,658,956	9,458,956

See accompanying notes

QRS Music Technologies, Inc.

Consolidated Statements of Cash Flows

Three months Ended September 30, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)

Operating activities
Net loss	$(293,871)	$(38,084)
Depreciation and amortization	55,354	33,542
Provision for bad debt, net	(31,506)	96,102
Changes in
Accounts receivable	607,719	(235,987)
Inventories	353,683	(953,973)
Income taxes refundable	(166,000)	(41,000)
Prepaid expenses and other current assets	32,451	65,252
Other assets	(8,588)	(230)
Accounts payable	(209,972)	1,180,062
Accrued expenses	(75,744)	(67,305)
Income taxes payable	(17,000)	0
Net cash provided by operating activities	246,526	38,379

Investing activities
Acquisitions of property and equipment	(34,083)	(54,840)
Net cash used in investing activities	(34,083)	(54,840)

Financing activities
Repayments of long term debt – lending institution	(42,827)	(41,252)
Net cash used in financing activities	(42,827)	(41,252)

Increase (Decrease) in cash	169,616	(57,713)

Cash
Beginning of period	56,466	603,004

End of period	$226,082	$545,291

Supplemental disclosure of cash flow information
Interest paid	$7,057	$5,344
Income taxes paid	$12,000	$0

See accompanying notes

QRS Music Technologies, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1                    Unaudited Interim Financial Statements

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with US generally accepted accounting principles are omitted.  For additional disclosures, see Notes to Consolidated Financial Statements contained in QRS Music Technologies, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2006.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for these interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Note 2                    Inventories

Inventories at September 30, 2006 and June 30, 2006 consisted of:

	September 30, 2006	June 30, 2006
	(Unaudited)
Raw materials	$4,898,550	$5,138,868
Finished goods	3,790,896	3,904,261
	8,689,446	9,043,129

Valuation reserve	(770,381)	(770,381)

	$7,919,065	$8,272,748

Note 3                    Dividends in arrears

Cumulative dividends in arrears on the Series A preferred stock amounted to $320,958 at September 30, 2006.

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

The computation of basic and diluted EPS was as follows:

	September 30, 2006	September 30, 2005
Numerator
Net loss	$(293,871)	$(38,084)
Preferred stock dividends in arrears	(32,096)	(32,096)
Loss available to common stockholders	$(325,967)	$(70,180)

Denominator
Basic weighted average shares outstanding	9,658,956	9,458,956
Weighted average shares outstanding for options	0	0
Diluted weighted average shares outstanding	9,658,956	9,458,956

Basic net loss per share	$(0.03)	$(0.01)
Diluted net loss per share	$(0.03)	$(0.01)

In 2006 and 2005, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Effective July 1, 2005, the Company adopted the Statement of Financial Accounting Standards Board  (SFAS) No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123R).”  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  During the quarter ended September 30, 2006, there were no equity instruments granted for employee services.

Note 5                    Note Payable

During the year ended June 30, 2005 the Company was advanced $500,000 from its major stockholder.   Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum.  During the year ended June 30, 2006, a payment of $250,000 was made, leaving a balance due of $250,000.   Interest in the amount of $3,780 has been accrued for each of the quarters ended September 30, 2006 and 2005.

During the third quarter of Fiscal 2006, the Company acquired software and intellectual assets from an unrelated party for $855,403. Payment for the assets and software was issued in the form of a note payable.  The note, payable in quarterly installments equal to $28,571 including accrued interest at a rate of 3.8% is due no later than January 1, 2014, secured by assets of the Company equal to the outstanding balance of the loan.   During the period ended September 30, 2006, the Company made interest payments totaling $14,300 to the note holder.  The remaining balance on September 30, 2006 was $721,262.

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

Note 7                    Future Commitments and Contingencies

As reported in a Form 8-K filed on February 13, 2006, the Company signed a letter of intent on February 10, 2006 to pursue discussions with another company regarding a possible acquisition.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements in this Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the effects of the changes in Homeland Security policies, specifically relating to the effects on international and domestic transportation of goods, the state of the economy; the financial condition of major OEM’s; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; uncertainty regarding economic recovery of the United States and international economies in general and consumer spending in particular, and other factors particular to the Company.

GENERAL.

The Company’s fiscal year ends each June 30, and the fiscal years ended June 30, 2007, June 30, 2006 are referred to as “ fiscal

2007”, “fiscal 2006”, respectively.

The Company is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and music for electronic player systems (in a variety of forms) and music rolls for use in player pianos. The Company has two wholly owned subsidiaries, one in Hong Kong and one in Australia.   All statements made encompass the main Company and its two subsidiaries.   The Company sells its products to dealers and end-users, predominately in the United States and has offices in New York, Pennsylvania, Florida and Nevada.  In addition, the Company leases space in Balmain, Australia and Hong Kong.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

SALES.  Total sales decreased 17% from $3.96 million in the first three months of fiscal 2006 to $3.28 million in the first three months of fiscal 2007.  The Company believes decreased sales were the result of a general decline in purchases of pianos by the marketplace.  In an effort to increase sales, the Company has introduced a sales initiative to its dealer base to assist them in promoting and selling the Company product line to consumers.  Those dealers who have adopted the sales concept are enthused and the Company is anticipating additional sales as a result of the sell through of the product.

COSTS AND EXPENSES.  Total cost of sales decreased 4.0% from $2.83 million in the first three months of fiscal 2006 to $2.72 million in the first three months of fiscal 2007.  As a percentage of sales, cost of sales increased 12% as a result of the mix of products that were sold.  In an effort to increase sales, several promotions were offered during the quarter, lowering the price of pianos, and decreasing the gross margin on those sales.

Selling, general and administrative expenses increased 4.4% from $923,000 in fiscal 2006 to $964,000 in fiscal 2007. The increase is a result of an increase in legal and accounting fees and an increase in delivery expenses.

Research and development costs decreased 79.3% for the quarter from $280,000 in the quarter ended September 2005 to $58,000 for the quarter ended September 2006.  The decrease is a result of the timing of several projects nearing completion.   Two products are nearing completion, and are now undergoing testing and final development.

INTEREST EXPENSE, NET.  Net interest expense increased 103.8% from $5,300 in the first three months of fiscal 2006 to $10,800 in the first three months of fiscal 2007.  The increase is due to the additional interest expense from the note payable entered into during fiscal 2006.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 37% for fiscal 2007 and 52% for fiscal 2006.

NET INCOME.  Net income decreased 674% from a loss of $38,000 for the three month period ended September 30, 2005 to a loss of $294,000 for the three month period ended September 30, 2006 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Company’s cash are net cash flows from operating activities, short-term vendor financing, and the additional borrowings.  Currently, the Company does not have available any established lines of credit with banking facilities.

The Company’s cash was $226,000 and $56,000  at September 30, 2006 and June 30, 2006, respectively.  Cash increased from June 30, 2006 to September 30, 2006 primarily as a result of a decreases in inventory and accounts receivable.

The Company had a note payable to a lending institution due May 2002 which required a balloon payment of approximately $919,000 payable at that time.  The Company retired that loan in fiscal 2006.

The Company entered into a demand note payable with its majority shareholder for $500,000 bearing an interest rate of 6% per annum. The Company has since made a partial payment against the note of $250,000.

The Company entered into a note payable with an individual in exchange for the purchase of intellectual property (technology and copyrights).   That note is payable in quarterly payments of $28,571 plus accrued interest at 3.8%, due in full by January 1, 2014 and secured by assets of the Company equal to the remaining balance of the loan.

The Company is considering some short-term financing to meet some short-term obligations.  As the Company disclosed in its Form 8K filed on February 14, 2006 it is currently investigating an acquisition of National Educational Music Company (NEMC).  Should that acquisition occur, the Company anticipates that it would be, at least in part, financed through debt.  At this time the

Company has not identified the source or possible terms of that debt.  There are no other major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations.  Except as stated above, the Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Item 3.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

The Company is currently in the process of changing its internal communication and computer system in order to continue to address ongoing changing regulations and past deficiencies. With the deployment of the new communication and computer system new procedures and process flows are also being developed and refined to further insure the accuracy and timeliness of financial reporting.

In addition to internal improvements, the Company took steps to increase the size of its Board of Directors and added independent directors, knowledgeable in the industry and financial matters.  Such changes took effect in fiscal 2006.  The Company added three new independent board members, two of whom serve on the Audit Committee.

During the year end audit process for fiscal year 2006, the Company’s independent auditors noted a material weakness involving the Company’s internal controls and operations, primarily relating to the year end close procedure. The Company is addressing this issue and is committed to improving its quarterly and year end close procedure.  The Company is in the process of reorganizing the responsibilities in the accounting department to ensure timely recording of all entries.

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

QRS Music Technologies, Inc.

Date	11/14/06

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer