Form 10QSB
period 2006-12-31
QRS MUSIC TECHNOLOGIES INC
filed 2007-02-20
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2006

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

QRS MUSIC TECHNOLOGIES, INC.

TABLE OF CONTENTS

Form 10-QSB

For the Quarter Ended December 31, 2006

QRS Music Technologies, Inc.

Unaudited Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
Assets
Current assets
Cash	$819,081	$56,466
Accounts receivable (net of allowance for doubtful accounts of $302,000, and $475,000 respectively)	1,191,849	1,538,860
Inventories	7,710,895	8,272,748
Income taxes refundable	87,000	0
Deferred income taxes	929,000	929,000
Prepaid expenses and other current assets	60,855	109,668
	10,798,680	10,906,742
Property, plant and equipment	1,173,807	1,206,569
Goodwill	60,000	60,000
Other intangible assets	807,924	844,893
Other assets	32,049	27,549
	$12,872,460	$13,045,753
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$88,124	$86,472
Accounts payable (including $160,747 and $123,296 due to related parties)	1,611,938	1,672,298
Accrued expenses	533,806	548,753
Note payable to stockholder	250,000	250,000
Income taxes payable	0	17,000
	2,483,868	2,574,523
Long-term debt	633,138	677,617
Commitments and contingencies
Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,492,754 and $2,428,562, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,658,956 shares issued and outstanding.	96,590	96,590
Additional paid-in capital	5,358,075	5,358,075
Retained earnings	4,295,440	4,333,599
	9,755,454	9,793,613
	$12,872,460	$13,045,753

See accompanying notes

QRS Music Technologies, Inc.

Unaudited Consolidated Statements of Operations

Three Months Ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Net sales	$5,326,395	$5,730,270
Cost of sales	3,512,342	3,717,268
Gross profit	1,814,053	2,013,002
Operating expenses
Selling, general and administrative	1,232,707	1,064,852
Research and development	159,001	209,638
	1,391,708	1,274,490
Income from operations	422,345	738,512
Interest expense	10,633	4,758
Income before income taxes	411,712	733,754
Income tax expense (benefit)
Federal	133,000	279,000
State	23,000	0
	156,000	279,000
Net income	255,712	454,754
Less current period preferred stock dividends in arrears	(32,096)	(32,096)
Income available to common stockholders	$223,616	$422,658
Income per common share
Basic	$.02	$.05
Assuming dilution	$.02	$.04
Weighted average number of common shares outstanding
Basic	9,658,956	9,458,956
Assuming dilution	9,658,956	9,535,956

See accompanying notes

QRS Music Technologies, Inc.

Unaudited Consolidated Statements of Operations

Six Months Ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Net sales	$8,611,122	$9,689,516
Cost of sales	6,228,497	6,546,883
Gross profit	2,382,625	3,142,633
Operating expenses
Selling, general and administrative	2,197,065	1,988,303
Research and development	217,249	489,558
	2,414,314	2,477,861
Income (loss) from operations	(31,689)	664,772
Interest expense	21,470	10,102
Income (loss) before income taxes	(53,159)	654,670
Income tax expense (benefit)
Federal	(13,000)	238,000
State	(2,000)	0
	(15,000)	238,000
Net income (loss)	(38,159)	416,670
Less current period preferred stock dividends in arrears	(64,192)	(64,192)
Income (loss) available to common stockholders	$(102,351)	$352,478
Income (loss) per common share
Basic	$(.01)	$.04
Assuming dilution	$(.01)	$.04
Weighted average number of common shares outstanding
Basic	9,658,956	9,458,956
Assuming dilution	9,658,956	9,541,956

See accompanying notes

QRS Music Technologies, Inc.

Unaudited Consolidated Statements of Cash Flows

Six months Ended December 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Operating activities
Net (loss)	$(38,159)	$416,670
Depreciation and amortization	118,893	69,170
Provision for bad debt (recoveries)	(30,323)	211,102
Changes in
Accounts receivable	377,334	(296,337)
Inventories	561,853	616,122
Income taxes refundable	(104,000)	88,000
Prepaid expenses and other current assets	48,813	72,487
Other assets	(19,564)	(6,407)
Accounts payable	(60,360)	28,485
Accrued expenses	(14,947)	(41,378)
Net cash provided by operating activities	839,540	1,100,944
Investing activities
Acquisitions of property and equipment	(34,097)	(92,225)
Net cash (used in) investing activities	(34,097)	(92,225)
Financing activities
Repayments of long term debt — lending institution	(42,828)	(108,834)
Net cash (used in) financing activities	(42,828)	(108,834)
Increase in cash	762,615	899,885
Cash
Beginning of period	56,466	603,004
End of period	$819,081	$1,502,889
Supplemental disclosure of cash flow information
Interest paid	$21,470	$10,101
Income taxes paid	$89,000	$150,000

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

Note 2                  Inventories

Inventories at December 31, 2006 and June 30, 2006 consisted of:

	December 31, 2006	June 30, 2006
	(Unaudited)
Raw materials	$4,971,377	$5,138,868
Finished goods	3,484,518	3,904,261
	8,455,895	9,043,129
Valuation reserve	(745,000)	(770,381)
	$7,710,895	$8,272,748

Note 3                  Dividends in arrears

Cumulative dividends in arrears on the Series A preferred stock amounted to $353,054 at December 31, 2006.

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

The three month computation of basic and diluted EPS was as follows:

	December 31, 2006	December 31, 2005
Numerator
Net income	$255,712	$454,754
Preferred stock dividends in arrears	(32,096)	(32,096)
Income available to common stockholders	$223,616	$422,658
Denominator
Basic weighted average shares outstanding	9,658,956	9,458,956
Weighted average shares outstanding for options	0	77,000
Diluted weighted average shares outstanding	9,658,956	9,535,956
Basic net income per share	$.02	$.05
Diluted net income per share	$.02	$.04

In 2006 and 2005, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

The six month computation of basic and diluted EPS was as follows:

	December 31, 2006	December 31, 2005
Numerator
Net income (loss)	$(38,159)	$416,670
Preferred stock dividends in arrears	(64,192)	(64,192)
Income (loss) available to common stockholders	$(102,351)	$352,478
Denominator
Basic weighted average shares outstanding	9,658,956	9,458,956
Weighted average shares outstanding for options	0	83,000
Diluted weighted average shares outstanding	9,658,956	9,541,956
Basic net income (loss) per share	$(.01)	$.04
Diluted net income (loss) per share	$(.01)	$.04

In 2006 and 2005, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Effective July 1, 2005, the Company adopted the Statement of Financial Accounting Standards Board  (SFAS) No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123R).”  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  During the period ended December 31, 2006, there were no equity instruments granted for employee services.

Note 5                    Note Payable

During the year ended June 30, 2005 the Company was advanced $500,000 from its major stockholder.   Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum.  During the year ended June 30, 2006, a payment of $250,000 was made, leaving a balance due of $250,000.   Interest in the amount of $3,780 has been accrued for each of the quarters ended December 31, 2006 and 2005.

During the third quarter of Fiscal 2006, the Company acquired software and intellectual assets from and unrelated party for $855,403. Payment for the assets and software was issued in the form of a note payable.  The note, payable in quarterly installments equal to $28,571 including accrued interest at a rate of 3.8% is due no later than January 1, 2014 and is secured by assets of the company equal to the outstanding balance of the loan.   During the quarter ended December, 2006 the Company did not make any interest payments to the note holder.  The remaining balance on December 31, 2006 was $721,262.

Subsequent to December 31, 2006 the major stockholder advanced the Company $154,000. Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum.

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

Item 2.                          Management’s Discussion and Analysis or Plan of Operation

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

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005.

SALES.  Total sales decreased 7.0% from $5.73 million in the second three months of fiscal 2006 to $5.33 million in the second three months of fiscal 2007.  The Company believes decreased sales were the result of a general decline in purchases of pianos by the marketplace.  In an effort to increase sales, the Company has introduced a sales initiative to its dealer base to assist them in promoting and selling the Company product line to consumers.  Those dealers who have adopted the sales concept are enthusiastic and the Company hopes for  additional sales as a result of the sell through of the product.

COSTS AND EXPENSES.  Total cost of sales decreased 5.5% from $3.72 million in the second three months of fiscal 2006 to $3.51 million in the second three months of fiscal 2007.  As a percentage of sales, cost of sales increased 1.1% as a result of the mix of products that were sold.

Selling, general and administrative expenses increased 15.8% from $1.06 million in fiscal 2006 to $1.23 million in fiscal 2007. The increase is a result of an increase in marketing expenses related to sales initiatives and additional expenses related to the annual tradeshow.

Research and development costs decreased 24.2% for the quarter from $210,000 in the quarter ended December 2005 to $159,000 for the quarter ended December 2006.  The decrease is a result of the timing of several projects nearing completion.   Two products are nearing completion, and are now undergoing testing and final development.

INTEREST EXPENSE, NET.  Net interest expense increased 123.5% from $4,800 in the second three months of fiscal 2006 to $10,600 in the second three months of fiscal 2007.  The increase is due to the additional interest expense from the note payable entered into during fiscal 2006.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 38% for both fiscal 2007 and fiscal 2006.

NET INCOME.  Net income decreased 43.8% from $455,000 for the three month period ended December 31, 2005 to $256,000 for the three month period ended December 31, 2006 as a result of the above mentioned variances.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2005.

SALES.  Total sales decreased 11.1% from $9.69 million in the first six months of fiscal 2006 to $8.61 million in the first six months of fiscal 2007.  The Company believes decreased sales were the result of a general decline in purchases of pianos by the marketplace.  In an effort to increase sales, the Company has introduced several sales initiatives to its dealer base to assist them in promoting and selling the Company product line to consumers.  The offering of these initiatives began late during fiscal year 2006, and has continued for the first six months of fiscal 2007.  The largest of the initiatives requires the dealer to make several commitments to the product line, some initially and some on an ongoing basis  The effects of the initial commitments adopted by the dealer base have been experienced during the first six months of fiscal 2007.  The Company also has firm pledges from other dealers for adoption of the sales initiatives. as the dealers are able to transition resources.

COSTS AND EXPENSES.  Total cost of sales decreased 4.9% from $6.55 million in the first six months of fiscal 2006 to $6.23 million in the first six months of fiscal 2007.  As a percentage of sales, cost of sales increased 4.8% as a result of the mix of products that were sold.  In an effort to increase sales, several promotions were offered leading into the second quarter, lowering the price of pianos, and decreasing the gross margin on those sales.

Selling, general and administrative expenses increased 10.5% from $1.99 million in fiscal 2006 to $2.2 million in fiscal 2007. The increase is a result of an increase in legal and accounting fees and an increase in sales, marketing and delivery expenses.  Sales, marketing and delivery expenses increased as a result of several promotions offered during the six months as incentives to increase sales.  The Company also increased its presence at the annual tradeshow, and there were additional expenses related to the larger booth space.

Research and development costs decreased 55.6% for the period from $490,000 in the period ended December 2005 to $217,000 for the period ended December 2006.  The decrease is a result of the timing of several projects nearing completion.   Two products are nearing completion, and are now undergoing testing and final development.

INTEREST EXPENSE, NET.  Net interest expense increased 112.6% from $10,100 in the first six months of fiscal 2006 to $21,500 in the first six months of fiscal 2007.  The increase is due to the additional interest expense from the note payable entered into during fiscal 2006.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 28% for fiscal 2007 and 36% for fiscal 2006.

NET INCOME.  Net income decreased109.2% from a $417,000 for the six month period ended December 31, 2005 to a loss of $38,000 for the six month period ended December 31, 2006 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Company’s cash are net cash flows from operating activities, short-term vendor financing, and the additional borrowings.  Currently, the Company does not have available any established lines of credit with banking facilities.

The Company’s cash was $819,000 and $56,000  at December 31, 2006 and June 30, 2006, respectively.  Cash increased from June 30, 2006 to December 31, 2006 primarily as a result of a decreases in inventory and accounts receivable.

The Company had a note payable to a lending institution due May 2002 which required a balloon payment of approximately $919,000.  The Company retired that loan in fiscal 2006.

During the fiscal year ended June 2005, the Company entered into a demand note payable to its majority shareholder for $500,000 bearing an interest rate of 6% per annum. The Company has since made a partial payment of principal against the note of $250,000, and continues to accrue interest for the note.

Subsequent to December 31, 2006 the major stockholder advanced the Company $154,000. Such advance was evidenced by an unsecured demand note bearing interest at 6 per cent per annum.

During the fiscal year ended June 2006, the Company entered into a note payable with an individual in exchange for the purchase of intellectual property (technology and copyrights).   That note is payable in quarterly payments of $28,571 plus accrued interest at 3.8%, due in full by January 1, 2014 and secured by assets of the Company equal to the remaining balance of the loan.

The Company is considering  short-term financing to meet  short-term obligations.  As the Company disclosed in its Form 8K filed on February 14, 2006 it is currently investigating an acquisition of National Educational Music Company (NEMC).  Should that acquisition occur, the Company anticipates that it would be,  in part, financed through debt.  At this time the Company has not identified the source or possible terms of that debt.  There are no other major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations.  Except as stated above, the Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Item 3.                            Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

The Company is currently in the process of updating and refining its internal communication and computer system in order to continue to address ongoing changing regulations and past deficiencies. With the deployment of the new communication and computer system new procedures and process flows are also being deployed and refined to further insure the accuracy and timeliness of financial reporting.

In addition to internal improvements, the Company took steps to increase the size of its Board of Directors by adding independent directors, knowledgeable in the industry and financial matters.  Such changes took effect in fiscal 2006.  The Company added three new independent board members, two of whom serve on the Audit Committee.

During the year end audit process for fiscal year 2006, the Company’s independent auditors noted a material weakness involving the Company’s internal controls and operations, primarily relating to the year end close procedure. The Company has increased the frequency of its internal financial reviews, and has changed some closing procedures to a monthly rather than quarterly basis. The Company continues to address this issue and is committed to further improving its quarterly and year end close procedure.  The Company is in the process of reorganizing the responsibilities in the accounting department to further ensure timely recording of all entries

The Company is committed to ongoing periodic reviews of its controls and their effectiveness. Controls have improved and management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects.  Management believes its practices and procedures, although not as mature or as formal as management intends them to be in the future, are adequate under the circumstances, and that there are no material inaccuracies or omissions in this Form.

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

QRS Music Technologies, Inc.

Date: February 19, 2007	By:	/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer