Form 10QSB
period 2007-03-31
QRS MUSIC TECHNOLOGIES INC
filed 2007-05-15
CIK 1126535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act  Rule 12b-2). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,783,956

Transitional Small Business Disclosure Format (Check One):  Yes  ☐    No  ☒

QRS MUSIC TECHNOLOGIES, INC.
TABLE OF CONTENTS
Form 10-QSB
For the Quarter Ended March 31, 2007

QRS Music Technologies, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2007	June 30, 2006

Assets

Current assets
Cash	$374,871	$56,466
Accounts receivable (net of allowance for doubtful accounts of $299,000, and $475,000 respectively)	711,828	1,538,860
Inventories	7,625,617	8,272,748
Income taxes refundable	211,000	0
Deferred income taxes	929,000	929,000
Prepaid expenses and other current assets	59,873	109,668
	9,912,189	10,906,742

Property, plant and equipment	1,277,962	1,206,569

Goodwill	60,000	60,000

Other intangible assets	783,147	844,893

Other assets	299,333	27,549

	$12,332,631	$13,045,753
Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$88,961	$86,472
Accounts payable (including $183,107 and $123,296 due to related parties)	998,197	1,672,298
Accrued expenses	557,844	548,753
Note payable to stockholder	415,309	250,000
Income taxes payable	0	17,000

	2,060,311	2,574,523

Long-term debt	610,582	677,617

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, voting, $.01 par value, 2,000,000 shares authorized, 534,925 shares issued and outstanding, liquidation value of $2,524,850 and $2,428,562, respectively.	5,349	5,349
Common stock, voting, $.01 par value, 40,000,000 shares authorized, 9,783,956 and 9,658,956 shares issued and outstanding during 2007 and 2006 respectively.	97,840	96,590
Additional paid-in capital	5,488,075	5,358,075
Retained earnings	4,070,474	4,333,599
	9,661,738	9,793,613

	$12,332,631	$13,045,753

See accompanying notes

QRS Music Technologies, Inc.
Unaudited Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006

	March 31, 2007	March 31, 2006

Net sales	$3,274,193	$4,465,173

Cost of sales	2,307,511	2,730,047

Gross profit	966,682	1,735,126

Operating expenses
Selling, general and administrative	1,135,068	1,594,314
Research and development	168,089	171,487
	1,303,157	1,765,801

Loss from operations	(336,475)	(30,675)

Interest expense	12,491	19,504

Loss before income taxes	(348,966)	(50,179)
Income tax benefit
Federal	(106,000)	(19,000)
State	(18,000)	0
	(124,000)	(19,000)

Net loss	(224,966)	(31,179)

Less current period preferred stock dividends in arrears	(32,096)	(32,096)

Loss available to common stockholders	$(257,062)	$(63,275)

Loss per common share
Basic	$(.03)	$(.01)
Assuming dilution	$(.03)	$(.01)

Weighted average number of common shares outstanding

Basic	9,702,012	9,554,512

Assuming dilution	9,702,012	9,554,512

See accompanying notes

QRS Music Technologies, Inc.
Unaudited Consolidated Statements of Operations
Nine months Ended March 31, 2007 and 2006

	March 31, 2007	March 31, 2006

Net sales	$11,885,315	$14,154,689

Cost of sales	8,536,008	9,276,930

Gross profit	3,349,307	4,877,759

Operating expenses
Selling, general and administrative	3,332,133	3,582,617
Research and development	385,338	661,045
	3,717,471	4,243,662

Income (loss) from operations	(368,164)	634,097

Interest expense	33,961	29,606

Income (loss) before income taxes	(402,125)	604,491
Income tax expense (benefit)
Federal	(119,000)	219,000
State	(20,000)	0
	(139,000)	219,000

Net income (loss)	(263,125)	385,491

Less current period preferred stock dividends in arrears	(96,288)	(96,288)

Income (loss) available to common stockholders	$(359,413)	$289,203

Income (loss) per common share
Basic	$(.04)	$.03
Assuming dilution	$(.04)	$.03

Weighted average number of common shares outstanding

Basic	9,673,098	9,490,343

Assuming dilution	9,673,098	9,559,474

See accompanying notes

QRS Music Technologies, Inc.
Unaudited Consolidated Statements of Cash Flows
Nine months Ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$(263,125)	$385,491
Depreciation and amortization	178,534	105,100
Provision for bad debt (recoveries)	(169,850)	151,025
Share based payments	131,250	0
Changes in
Accounts receivable	996,882	(669,890)
Inventories	647,131	(303,168)
Income taxes refundable	(228,000)	49,000
Prepaid expenses and other current assets	49,795	7,195
Other assets	(284,760)	(29,659)
Accounts payable	(674,101)	(120,482)
Accrued expenses	9,092	12,371
Net cash provided by (used in) operating activities	399,329	(413,017)

Investing activities
Acquisitions of property and equipment	(181,686)	(104,939)
Net cash (used in) investing activities	(181,686)	(104,939)

Financing activities
Repayments of long term debt — lending institution	0	(108,834)
Proceeds from exercise of stock options	0	200,000
Repayments of long term debt	(64,547)	(70,200)
Proceeds from stockholder loan	165,309	0
Net cash provided by financing activities	100,762	20,966

Increase (decrease) in cash	318,405	(496,990)

Cash
Beginning of period	56,466	603,004

End of period	$374,871	$106,014

Supplemental disclosure of cash flow information
Interest paid	$33,961	$19,504
Income taxes paid	$89,000	$170,000

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

Note 2                    Inventories

Inventories at March 31, 2007 and June 30, 2006 consisted of:

	March 31, 2007	June 30, 2006

Raw materials	$5,350,161	$5,138,868
Finished goods	3,067,456	3,904,261
	8,417,617	9,043,129

Valuation reserve	(792,000)	(770,381)

	$7,625,617	$8,272,748

Note 3                    Dividends in arrears

Cumulative dividends in arrears on the Series A preferred stock amounted to $385,150 at March 31, 2007.

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

The three month computation of basic and diluted EPS was as follows:

	March 31, 2007	March 31, 2006
Numerator
Net (loss)	$(224,966)	$(31,179)
Preferred stock dividends in arrears	(32,096)	(32,096)
(Loss) available to common stockholders	$(257,062)	$(63,275)

Denominator
Basic weighted average shares outstanding	9,702,012	9,554,512
Weighted average shares outstanding for options	0	0
Diluted weighted average shares outstanding	9,702,012	9,554,512

Basic net (loss) per share	$(.03)	$(.01)
Diluted net (loss) per share	$(.03)	$(.01)

In 2007 and 2006, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

The nine month computation of basic and diluted EPS was as follows:

	March 31, 2007	March 31, 2006
Numerator
Net income (loss)	$(263,125)	$385,491
Preferred stock dividends in arrears	(96,288)	(96,288)
Income (loss) available to common stockholders	$(359,413)	$289,203

Denominator
Basic weighted average shares outstanding	9,673,098	9,490,343
Weighted average shares outstanding for options	0	69,131
Diluted weighted average shares outstanding	9,673,098	9,559,474

Basic net income (loss) per share	$(.04)	$.03
Diluted net income (loss) per share	$(.04)	$.03

In 2006 and 2005, 534,925 weighted average common shares from the conversion of convertible preferred stock were not included in the computation because they were antidilutive.

Note 5                    Share-based Payments

Effective July 1, 2005, the Company adopted the Statement of Financial Accounting Standards Board (SFAS) No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123R).” SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

Compensation expense is recognized only for share-based payments.   The fair value of these stock awards is based on the fair value of the Company’s stock on the date of grant.  The Company recognizes compensation expense on a straight-line basis.

Stock Grants

During the three months ended March 31, 2007, 50,000 shares of Common Stock were issued to employees as compared to 0 shares for the same period in 2006.  For the quarter ended March 31, 2007, 75,000 shares were granted to outside directors, compared to zero for the same period in 2006.  All shares granted vested immediately and the Company recognized share-based payments expense of $131,250 for the quarter ended March 31, 2007.

Note 6                    Notes Payable

During the year ended June 30, 2005 the Company borrowed $500,000 from its major stockholder.   That debt is evidenced by an unsecured demand note which bears interest at 6 per cent per annum.  During the year ended June 30, 2006, the Company made a principal payment of $250,000, leaving a principal balance due of $250,000.   Interest in the amount of $3,690 has been accrued for each of the quarters ended March 31, 2007 and 2006. For the nine months ended March 31, 2007 and 2006 interest expense in the amount of $11,260 was accrued.

During the quarter ended March 31, 2007 the majority stockholder paid down an obligation owed to a Chinese supplier.   In exchange for that payment the Company issued a demand note to the majority stockholder in the amount of $165,309.  which bears  interest at a rate of 6 per cent per annum.  Interest in the amount of $2,150 has been accrued for the quarter ended March 31, 2007.

During the third quarter of Fiscal 2006, the Company acquired software and intellectual assets from an unrelated party for $855,403. The Company issued a note to the seller in that amount in consideration for the assets and software.  The note, payable in quarterly installments equal to $28,571 including interest at a rate of 3.8% is due no later than January 1, 2014 and is secured by assets of the Company equal to the outstanding balance of the loan.   During the quarter ended March 2007 the Company made an interest payment to the note holder in the amount of $6,646.  The remaining principal balance on March 31, 2007 was $699,543.

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

Note 8                    Future Commitments

As reported in a Form 8K filed on February 13, 2006, the Company signed a letter of intent on February 10, 2006 to pursue discussions regarding possible acquisition of another company.

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

The Company is a Delaware Corporation and is a manufacturer and distributor of pianos, pianomation units, and music for electronic player systems (in a variety of forms) and music rolls for use in player pianos. The Company has two wholly owned subsidiaries, one in Hong Kong and one in Australia.   All statements made encompass the main Company and its two subsidiaries.   The Company sells its products to dealers and end-users, predominately in the United States and has offices in New York, Pennsylvania, Florida and Nevada.  In addition, the Company leases space in Hong Kong.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

SALES.  Total sales decreased 26.7% from $4.47 million in the third three months of fiscal 2006 to $3.27 million in the third three months of fiscal 2007.  Sales of the Company’s line of pianos decreased by 44.6% or approximately $970,000 while sales of the Company’s line of technology products increased by 3.9% or approximately $67,000.   The Company believes decreased piano sales were the result of a general decline in purchases of pianos by the marketplace. The increase in the sales of the technology category is primarily due to an increase in the number of technology products offered for sale  As new and unique products complete the research and development cycle, they are introduced into the Company’s current line of technology products.   Sales of these items, such as the Optiscan, have increased the revenues generated from this product line.   A price increase went into effect prior to the beginning of the quarter, and also served to increase technology revenues.  In an effort to increase its piano and technology sales, the Company has introduced a sales initiative to its dealer base to assist them in promoting and selling the Company product line to consumers.  The expenses related to these initiatives are included in the Company’s selling, general and administrative expenses.  Those dealers who have adopted the sales concept are enthusiastic and the Company is planning a second phase of the initiative to give dealers additional support in selling the products.

COSTS AND EXPENSES.  Total cost of sales decreased 15.5% from $2.73 million in the third three months of fiscal 2006 to $2.31 million in the third three months of fiscal 2007.  As a percentage of sales, cost of sales increased 9.3 percentage points as a result the lower demand for the product, while the fixed costs remained constant.   In an effort to reduce those fixed costs, the Company is undertaking a realignment and reduction in its labor force during the fourth quarter.  The Company is also pursuing alternative and more cost-effective supplier initiatives to further reduce product costs.

Selling, general and administrative expenses decreased 28.8% from $1.59 million in fiscal 2006 to $1.14 million in fiscal 2007. The decrease is related to lower delivery expenses resulting from lower sales, a decrease in the retirement plan contribution on behalf of the employees, a decrease in bad debt expense, and a decrease in promotional expenditures.  Last fiscal year the Company printed a Pianomation Software catalog, which they did not do this quarter of fiscal 2007.

Research and development costs decreased 2.0% for the quarter from $171,000 in the quarter ended March 2006 to $168,000 for the quarter ended March 2007.  The slight decrease is a result of maintaining similar resources and number of projects in each of the respective quarters.   One product (the DH200, Digital Hymnal Player) entered the production phase during the quarter ended March 31, 2007 and required less outside resources as it neared its release date.

INTEREST EXPENSE, NET.  Net interest expense decreased 36.0% from $19,500 in the third three months of fiscal 2006 to $12,500 in the third three months of fiscal 2007.  The decrease is due to a decrease in outside debt.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 35.5% for fiscal 2007 and 37.9% for fiscal 2006.

NET INCOME.  Net income decreased 621.5% from a loss of $32,000 for the three month period ended March 31, 2006 to a loss of $225,000 for the three month period ended March 31, 2007 as a result of the above mentioned variances.

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2006.

SALES.  Total sales decreased 16.0% from $14.15 million in the first nine months of fiscal 2006 to $11.89 million in the first nine months of fiscal 2007.  The Company’s piano sales decreased by 44.6% or approximately $3.16 million, while its technology product line increased by 9.8% or approximately $552,000.  The Company believes decreased piano sales were the result of a general decline in purchases of pianos by the marketplace.  The increase in technology sales is largely due to an increase of offerings in the product line, and a price increase that went into effect during the second quarter.  In an effort to increase both piano and technology sales, the Company has introduced several sales initiatives to its dealer base to assist them in promoting and selling the Company product line to consumers.  The offering of these initiatives began late during fiscal year 2006, and has continued for the nine months of fiscal 2007.  The expenses related to these initiatives are included in the Company’s selling, general and administrative expenses.  The largest of the initiatives requires the dealer to make several commitments to the product line, some initially and some on an ongoing basis  The effects of the initial commitments adopted by the dealer base have been experienced during the first six months of fiscal 2007, with a decrease of response in the quarter ended March 2007.

COSTS AND EXPENSES.  Total cost of sales decreased 8.0% from $9.28 million in the first nine months of fiscal 2006 to $8.54 million in the first nine months of fiscal 2007.  As a percentage of sales, cost of sales increased 6.3 percentage points as a result of the mix of products that were sold, and a higher than average overhead burden as a result of the decreased demand.  In an effort to increase sales, several promotions were offered during the quarter that decreased the dollars gained from sales, while the cost of the goods remained the same, overall decreasing the gross margin on those sales.

Selling, general and administrative expenses decreased 7.0% from $3.58 million in fiscal 2006 to $3.33 million in fiscal 2007. The decreases in bad debt expenses, administrative salary expenses, delivery expenses and retirement plan contributions were offset by increases in tradeshow expenses, sales expenses and expenses related to the Board of Directors.  Management is taking positive long and short term initiatives to further reduce selling and administrative expenses.  A portion of those initiatives includes restructuring of the management of the sales department.

Research and development costs decreased 41.7% for the period from $661,000 in the period ended March 2006 to $385,000 for the period ended March 2007.  Less outside resources were required as the DH200 (Digital Hymnal Player) entered production, and several other products neared completion.

INTEREST EXPENSE, NET.  Net interest expense increased 14.7% from $29,600 in the first nine months of fiscal 2006 to $34,000 in the first nine months of fiscal 2007.  The increase is due to the additional interest expense from the note payable entered into during fiscal 2006.

PROVISION FOR INCOME TAXES.   The Company accrued a provision (benefit) for federal and state income taxes at an effective rate of 34.6% for fiscal 2007 and 36.2% for fiscal 2006.

NET INCOME.  Net income decreased 168.3% from a $385,500 profit for the nine month period ended March 31, 2006 to a loss of $263,000 for the nine month period ended March 31, 2007 as a result of the above mentioned variances.

LIQUIDITY AND CAPITAL RESOURCES.

The primary sources of Company’s cash are net cash flows from operating activities, short-term vendor financing, and additional borrowings.  Currently, the Company does not have available any established lines of credit with banking facilities.

The Company’s cash was $375,000 and $56,000  at March 31, 2007 and June 30, 2006, respectively.  Cash increased from June 30, 2006 to March 31, 2007 primarily as a result of a decreases in inventory and accounts receivable and borrowing funds from its majority stockholder

During the fiscal year ended June 2005, the Company borrowed $500,000 from its majority stockholder pursuant to a 6% demand note.  The Company has since made a partial payment of principal against the note of $250,000, and continues to accrue interest for the note.

During the quarter ended March 31, 2007 the majority stockholder paid down an obligation owed to a Chinese supplier.   In exchange for that payment the Company issued a demand note to the majority stockholder in the amount of $165,309 bearing interest at 6 per cent per annum.

During the fiscal year ended June 2006, the Company issued a note payable to an individual in exchange for the purchase of intellectual property (technology and copyrights).   That note is payable in quarterly payments of $28,571 plus accrued interest at 3.8%, due in full by January 1, 2014 and secured by assets of the Company equal to the remaining balance of the loan.

As the Company disclosed in its Form 8K filed on February 14, 2006 it is currently investigating an acquisition of National Educational Music Company (NEMC).  Should that acquisition occur, the Company anticipates that it would be, in part, financed through debt.  At this time the Company has identified several possible sources and possible terms of that debt.  There are no other major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations.  Except as stated above, the Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.   FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.   FIN 48 is applicable beginning July 1, 2007.  The Company has not yet determined the impact, if any, that may result from the adoption of FIN No, 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,”  (SFAS 157).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  The adoption of SAS 157 is effective for the company beginning July 1, 2007.  The Company does not expect the adoption of SFAS 157 will have a material impact on its financial condition, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.   SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings.   The Company is currently evaluating SAB 108 and has not yet determined the impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.   Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services.  If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.   SFAS 159 is effective for the Company on July 1, 2007.  The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial condition, results of operations and cash flows.

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

QRS Music Technologies, Inc.

Date	5/15/07

/s/ Ann A. Jones
Ann A. Jones, Chief Financial Officer